Form 10QSB
period 2002-03-31
ANTICLINE URANIUM INC
filed 2002-05-15
CIK 6732

Quarterly filing March 2002.


                                   UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                          ----------------------------

                                   FORM 10-QSB

                           ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the first quarter ended March 31, 2002

                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from  ___________ to ___________

                    Commission File Number:  0-49655



                          ANTICLINE URANIUM, INC.
      (Exact name of small business issuer as specified in its charter)

          NEVADA                                  87-0678927
 (State of incorporation)               (I.R.S. EMPLOYER ID NO.)

     3098 South Highland Drive, Suite 323
     Salt Lake City, Utah                         84106-3085
(Address of principal executive offices)         (Zip Code)


     (801) 467-2021
(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [X]  No [ ]            (2) Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding as of May 15, 2002
------------------       ----------------------------------------
Common Capital Voting Stock,            5,213,112 shares
$0.001 par value per share


                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act as amended. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward -looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements.


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             ANTICLINE URANIUM, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31,  December 31,
                                                            2002          2001
                                                        --------   -----------
                        ASSETS
Current Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . $  2,238      $  6,667

Total Current Assets. . . . . . . . . . . . . . . . . .    2,238         6,667

Total Assets. . . . . . . . . . . . . . . . . . . . . . $  2,238      $  6,667
                                                        --------      --------

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities. . . . . . . . . . . . . . . . . .  $  2,605      $  1,743
                                                        --------      --------

Total Current Liabilities. . . . . . . . . . . . . . .     2,605         1,743
                                                        --------      --------

Long-Term Liabilities
Notes payable. . . . . . . . . . . . . . . . . . . . .    20,000        20,000
Notes payable - related parties. . . . . . . . . . . .    30,000        30,000
                                                        --------      --------


Total Long-Term Liabilities. . . . . . . . . . . . . .    50,000        50,000
                                                        --------      --------

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000 shares
authorized; 5,213,112 shares issued and outstanding. .     5,213         5,213
Additional paid-in capital . . . . . . . . . . . . . .   661,477       661,477
Accumulated deficit. . . . . . . . . . . . . . . . . .  (717,057)     (711,766)
                                                        --------      --------

Total Stockholders' Deficit . . . . . . . . . . . . . .  (50,367)      (45,076)
                                                        --------      --------


Total Liabilities and Stockholders' Deficit . . . . . . $  2,238      $  6,667
                                                        ========      ========


     The accompanying notes are an integral part of these unaudited combined financial statements.

                             ANTICLINE URANIUM, INC.
            COMBINED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                          For the Three Months
                                                              Ended March 31,
                                                             2002         2001
                                                        ----------   ---------


General and Administrative Expenses. . . . . . . . . .  $   (4,441)  $    (384)
                                                        ----------   ---------

Interest Expense. . . . . . . . . . . . . . . . . . . .       (862)          -

Interest Income. . . . . . . . . . . . . . . . . . . .          12           -
                                                        ----------    ---------

Net Loss . . . . . . . . . . . . . . . . . . . . . . .  $   (5,291)  $    (384)
                                                        ==========   =========

Basic Loss Per Common Share. . . . . . . . . . . . . .  $        -   $       -
                                                        ==========   =========

Weighted-Average Common Shares Used In
Per Share Calculation . . . . . . . . . . . . . . . . .  5,213,112   5,213,112
                                                         =========   =========

Accumulated Deficit at Beginning of Period . . . . . .  $ (711,766)  $(703,013)
                                                        ==========   =========

Net Loss . . . . . . . . . . . . . . . . . . . . . . .      (5,291)       (384)
                                                        ----------   ---------

Accumulated Deficit at End of Period . . . . . . . . .  $ (717,057   $(703,397)
                                                        ==========   =========


     The accompanying notes are an integral part of these unaudited combined financial statements.

                             ANTICLINE URANIUM, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                   For the Three Months
                                                       Ended March 31,
                                                     2002          2001
                                                  -------        ------

Cash Flows From Operating Activities
Net loss. . . . . . . . . . . . . . . . . . . . . $(5,291)       $ (384)
Changes in operating assets and liabilities:
Accrued liabilities. . . . . . . . . . . . . . .      862           384
                                                  -------        ------

Net Cash Used in Operating Activities. . . . . .   (4,429)            -
                                                  -------        ------

Net Decrease in Cash. . . . . . . . . . . . . . .  (4,429)            -
Cash at Beginning of Period. . . . . . . . . . .    6,667             -
                                                  -------        ------

Cash at End of Period. . . . . . . . . . . . . .  $ 2,238        $    -
                                                  =======        ======



     The accompanying notes are an integral part of these unaudited combined financial statements.

                              ANTICLINE URANIUM, INC.
                      NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In 1974, North Beck Joint Venture LLC, a Utah limited liability company ("North Beck"), acquired certain patented mining claims comprising 470 acres located in the Tintic Mining District of Juab County, Utah (the "Mining Claims") for $134,000. North Beck charged the acquisition costs of the mining claims to operations as exploration costs at the time of the purchase. North Beck leased the Mining Claims to an unrelated mining company from 1985 through 1998 for approximately $30,000 that was paid over five years. From 1998 until August 10, 2001, North Beck had minimal operations that consisted of maintaining its legal status and leasing the surface rights of the Mining Claims under the terms of a small grazing lease.

Anticline Uranium, Inc. ("Anticline") was incorporated in the State of California on October 19, 1954. Anticline was incorporated for the purpose of exploring, prospecting for, mining and treating uranium and other minerals in Utah and to acquire and sell mineral estates including oil and gas properties and rights. In 1955, Anticline completed a public offering of its Class A common shares, designated to be issued to the public, for $282,000 and issued Class B common shares, designated as incentive compensation, for services. The proceeds from the public offering were used for incorporation expenses, exploration of mining claims, equipment and payment of wages. Anticline became inactive shortly after its public offering and remained dormant until June 29, 2001, when it was reactivated and received proceeds from the issuance of notes payable. Anticline used the proceeds of its notes payable to pay back taxes to the State of California Franchise Tax Board in order to reinstate its corporate charter.

Anticline held a court-ordered shareholders' meeting on July 26, 2001, where, by order of law, a new board of directors was elected. The Anticline shareholders voted to consolidate the Class A and Class B stock into one class of common stock, to change the par value of the stock from $0.10 to $0.001 per share and to increase the authorized number of common shares to 50 million. As a result of the shareholders' meeting, Anticline was controlled by the owners of North Beck.

Anticline changed its domicile, effective October 4, 2001, from California to Nevada by merging with and into a wholly owned subsidiary that bears the same name, with the Nevada entity being the surviving entity. The Agreement and Plan of Merger approved by the shareholders of both corporations provided that the shares in the California corporation were exchanged for shares in the Nevada corporation on a 1-for-100 basis.

On August 10, 2001, North Beck transferred 96.5% of the rights to the Mining Claims to Anticline, under the terms of a lease agreement (the "Mining Lease"), for a period of five years (North Beck retained a 3.5% net smelter royalty on all mineral bearing ores sold) in exchange for Anticline's issuance of 5,000,000 common shares (95% of its outstanding common stock) and for Anticline's commitment and obligation to spend $15,000 over the five-year lease term in exploration, mining, development or incurring similar costs for the benefit of the property subject to the Mining Lease.

The Mining Lease was between entities under common control. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations," the Mining Lease and the 5,000,000 shares of common stock issued to North Beck were recorded by Anticline at zero cost, which was the historical carrying value to North Beck of the property subject to the Mining Lease. The accompanying financial statements are presented on a combined basis and include the assets, liabilities, equity, income and expenses relating to the Mining Claims of North Beck and of Anticline for all periods presented through August 10, 2001. The financial statements present the assets, liabilities, equity, income and expenses of Anticline subsequent to August 10, 2001.

Interim Financial Statements -The accompanying financial statements are not audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures in the accompanying financial statements. Actual results could differ from those estimates.

Basic Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. There were no potentially issuable common shares; therefore, diluted loss per share is not presented.

NOTE 2 --BUSINESS CONDITION

During the three months ended March 31, 2002, the Company incurred a loss of $5,291 and used cash from operating activities of $4,429. The Company had no revenues from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. The necessary financing to revive the Company has been obtained, as discussed in Note 4. The Company also plans to generate revenues through the exploration for and mining of precious minerals from the Mining Lease discussed in Note 3. The Company also plans to obtain funding through issuances of its common stock. However, there can be no assurance that the Company will be successful in its efforts to explore and mine precious minerals from its Mining Lease, nor can there can be any assurance that the necessary financing will be realized from issuance of its common stock, or that such financing will be available on terms favorable to the Company.

NOTE 3 - MINING LEASE

Under the terms of the Mining Lease, Anticline is obligated to spend $15,000 over the 5-year lease term in exploration, mining, development or incurring similar costs for the benefit of the property subject to the Mining Lease. Any shortfall at the end of the 5-year lease period is due and payable in cash to North Beck. North Beck also agreed to indemnify and hold Anticline harmless from any Environmental Protection Agency claim or claims by a similar state agency based solely on past mining contaminations or other environmental violations or damage. The Mining Lease contains an option to buy the property from North Beck for $3,000,000. The Mining Lease expires on August 9, 2006 and provides Anticline with the option to renew the lease in 5-year renewals on substantially the same terms and conditions.

Anticline is obligated to pay a 3.5% net smelter royalty to North Beck on all mineral-bearing ores sold, which royalty is due and payable 45 days after payment is received from a smelter or buyer. The Mining Lease agreement also gives a credit to Anticline for the first $30,000 of net smelter royalties owed to North Beck as a result of the 5,000,000 shares issued to North Beck.


NOTE 4 - NOTES PAYABLE

Notes payable at March 31, 2002 and December 31, 2001 consisted of the following:

                                                  March 31,  December 31,
                                                     2002        2001
                                                   ----------  ---------
       Long-term notes payable - related parties   $   30,000  $  30,000
       Long-term notes payable                         20,000     20,000
                                                   ----------  ---------
       Total                                       $   50,000  $  50,000
                                                   ==========  =========

The Company issued notes payable with three-year maturities totaling $50,000 between June 29 and July 6, 2001, in order to raise funds to pay back taxes to the State of California Franchise Tax Board and to pay other miscellaneous expenses in order to revive the Company. The Company borrowed $20,000 from an individual who is the father of an Officer of the Company and borrowed $10,000 from a Director of the Company. All of the notes payable were issued with an interest rate of 7% per annum; no interest payments are due until maturity. The fair value of the notes payable was estimated as the present value of the future cash flows at a 9% effective borrowing rate, or $47,735 as of March 31, 2002.

Annual maturities of notes payable consist of $50,000 due during the year ending December 31, 2004.

NOTE 5 - INCOME TAXES

The Company has paid no federal income taxes in 2002 or 2001. As of December 31, 2001, the Company had net operating loss carry forwards for federal income tax reporting purposes of $41,135, which, if unused, will expire in 2021. The operating loss carry forwards resulted in the following deferred tax asset at December 31, 2001, for which a valuation allowance has been provided:

     Operating loss carry forwards        $ 13,986
     Valuation allowance                   (13,986)
                                          --------
     Total Deferred Tax Assets            $      -
                                          ========

NOTE 6 - STOCKHOLDERS' EQUITY

In 1955, the Company completed a public offering of 112,800 Class A shares for net proceeds of $282,000, or $2.50 per share. Simultaneous to the public offering, an additional 73,076 Class B shares were issued for services valued at $182,690, or $2.50 per share. Class A shares were designated to be issued to the public and Class B shares were designated as shares issuable for incentive compensation.

In June of 1973, the Company issued 7,200 shares of Class A stock and 20,000 shares of Class B stock to an acting director of the Company in return for services rendered in attempting to revive the Company and for maintaining responsibility for corporate records. These shares issued for services were valued at $2.50 per share for a total value of $68,000.

Subsequent to the revival of the Company in 2001, by action of a court-ordered shareholders' meeting, the shareholders met on July 26, 2001, and approved a motion to combine the Class A and Class B stock into a single class of common stock. The shareholders also voted to increase the authorized shares of stock from 15 million shares to 50 million shares and to change the par value of the stock from $0.10 per share to $0.001 per share.


Anticline changed its domicile, effective October 4, 2001, from California to Nevada by merging with and into a wholly owned subsidiary that bears the same name, with the Nevada entity being the surviving entity. The Agreement and Plan of Merger approved by the shareholders of both corporations provided that the shares in the California corporation were exchanged for shares in the Nevada corporation on a 1-for-100 basis. The stock-for-stock exchange was accounted for as a reverse stock split. The shareholders later approved a 4-for-1 forward stock split effective December 31, 2001. The net effect of the two stock splits is a 25-to-1 reverse stock split. The financial statements have been retroactively restated for the effects of both stock splits for all periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Anticline Uranium, Inc. ("Anticline" or "Company") is engaged in mineral exploration. The discussion hereunder is based on certain expectations concerning the mining industry, the demand for precious metals, and the sources and potential for obtaining financial capital, all of which involve "forward-looking statements." The Company does not intend to forecast what may or may not occur in the future, nor will the Company predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties.

The Company has been in the process of reactivating itself and is now in the position of determining what business opportunities are available to it, including evaluating the possible future exploration of the patented mining claims it has acquired by lease agreement ("the North Beck Claims"). Prior to the filing of its registration statement on Form 10-SB on March 1, 2002, the Company had been in the dormant stage and was inactive.

Selected Financial Data

Because Anticline currently has limited operations, selected financial data would not be particularly meaningful. Reference is therefore made to the financial statements above. Reference is also made to the Company's audited financial statements contained in its second amended registration statement on Form 10-SB/A filed with the Commission on April 30, 2002.

Quarter ended March 31, 2002

During the first quarter ended March 31, 2002, Anticline did not conduct any business activity that resulted in revenues other than in the nature of nominal interest income derived from its cash and cash equivalents. All of its activities during the quarter were devoted to further reactivating itself and otherwise establishing a business plan and plan of operation.

Liquidity and Capital Resources or Requirements

At March 31, 2002, Anticline's working capital deficit was approximately $367. The Company's existing working capital has been funded from loans that bear interest at 7% per annum.

Anticline will likely require additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount may be substantial depending upon a variety of factors such as the price of gold and silver over the next year or two or longer. Anticline currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that Anticline will be able to develop any sources of funding or financing in the future. To implement its business plan and engage in the exploration of the North Beck Claims, Anticline will need substantial additional funding. Because these requirements are in the more distant future, management has not yet begun to develop methods or plans of financing. If and when necessary, management expects that it will use equity, debt and other arrangements such as joint ventures to fund these stages of its business plan to the extent such is necessary. Based on the Company's current liquidity situation and in spite of statements to the effect that the Company will more than likely need additional funding to carry out or implement its plan of operation, the Company has a commitment from its officers and directors to advance it sufficient working capital necessary to keep it current in its reporting obligations over the next three years without having to pursue additional financing or the raising of additional capital.

Plan of Operation

The Company's goal and ultimate objective is to generate recurring cash flow by establishing long-term business opportunities. The uncertainty of future events, however, presently limits Anticline's ability to provide any assurances regarding its ability to implement such a plan, raise financial resources, or undertake these or any other business activities.

During the next twelve to eighteen months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures, all with a view towards further exploring its mining claims, properties that the Company believes are valuable. If and when funds are available for such purposes, management believes that further exploration on the North Beck Claims may be warranted.

The Company does NOT have sufficient other funds of its own to finance exploration costs, or to make capital improvements to its properties and operating facilities.

Should the Company be unable to raise a significant amount of additional working capital over the next three years, it more than likely would NOT have sufficient funds, or access to sufficient funds, for exploration work. As a result, Anticline's plan of operation depends largely on its ability to cultivate financial resources and business arrangements with investors and larger and better-capitalized mining or exploration companies.

The Company does not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. The services of outside advisors or consultants may be used if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities and arrangements during at least the next three years.

The Company's business plan will be directed primarily toward seeking out business opportunities and also pursuing the eventual and possible exploration of its patented mining claims. The mineral interests and rights with respect to these claims are believed to represent durable value for exploration.


PART II - OTHER INFORMATION

Item 5.  Other information.

           None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          None.

     (b)  Reports on Form 8-K
          None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ANTICLINE URANIUM, INC.
                                   (Issuer)


Date:  May 15, 2002             /s/ John Michael Coombs
                                 -------------------------------------
                                   By: John Michael Coombs
                              Its:  President and Chairman of the Board