Form 10QSB/A
period 2002-03-31
ANTICLINE URANIUM INC
filed 2002-06-26
CIK 6732

Quarterly filing March 2002.


                                   UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                          ----------------------------

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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


                        (801) 467-2021
        (Issuer's telephone number, including area code)


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding as of June 24, 2002
------------------               ----------------------------------
Common Capital Voting Stock,            5,213,112 shares
$0.001 par value per share


                           FORWARD-LOOKING STATEMENTS

This first amended Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements.


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             ANTICLINE URANIUM, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                        March 31,  December 31,
                                                            2002          2001
                                                        --------   -----------
                        ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . $  2,238      $  6,667
                                                        --------      --------
   Total Current Assets . . . . . . . . . . . . . . . .    2,238         6,667
                                                        --------      --------
Total Assets. . . . . . . . . . . . . . . . . . . . . . $  2,238      $  6,667
                                                        ========      ========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accrued liabilities. . . . . . . . . . . . . . . . . . $  2,605      $  1,743
                                                        --------      --------

   Total Current Liabilities. . . . . . . . . . . . . .    2,605         1,743
                                                        --------      --------

Long-Term Liabilities
 Notes payable. . . . . . . . . . . . . . . . . . . . .   20,000        20,000
 Notes payable - related parties. . . . . . . . . . . .   30,000        30,000
                                                        --------      --------

   Total Long-Term Liabilities. . . . . . . . . . . . .   50,000        50,000
                                                        --------      --------

Stockholders' Deficit
  Common stock - $0.001 par value; 50,000,000 shares
   authorized; 5,213,112 shares issued and outstanding .   5,213         5,213
  Additional paid-in capital . . . . . . . . . . . . . . 661,477       661,477
  Accumulated deficit. . . . . . . . . . . . . . . . . .(717,057)     (711,766)
                                                        --------      --------

   Total Stockholders' Deficit . . . . . . . . . . . . . (50,367)      (45,076)
                                                        --------      --------

Total Liabilities and Stockholders' Deficit . . . . . . $  2,238      $  6,667
                                                        ========      ========


     The accompanying notes are an integral part of these unaudited combined financial statements.

                             ANTICLINE URANIUM, INC.
            COMBINED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                         For the Three Months
                                                            Ended March 31,
                                                        ----------------------
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

                             ANTICLINE URANIUM, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                  For the Three Months
                                                     Ended March 31,
                                                  ---------------------
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

Interim Financial Statements - The accompanying financial statements are not audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying financial statements and consist of only normal recurring adjustments. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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


                              ANTICLINE URANIUM, INC.
                                   (Issuer)


Date:  June 24, 2002             /s/ John Michael Coombs
                                 -------------------------------------
                                   By: John Michael Coombs
                              Its:  President and Chairman of the Board