Form 10QSB
period 2002-06-30
ANTICLINE URANIUM INC
filed 2002-08-07
CIK 6732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                          ----------------------------

                                   FORM 10-QSB

                           ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

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


                (801) 467-2021
(Issuer's telephone number, including area code)


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

      Class                         Outstanding as of August 1, 2002
--------------------------       ----------------------------------------
Common Capital Voting Stock,               5,213,112 shares
$0.001 par value per share



                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ANTICLINE URANIUM, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                             June 30,    December 31,
                                                2002            2001
                                           ---------     -----------

                                ASSETS
Current Assets
 Cash                                      $   2,053      $   6,667
                                           ---------      ---------

   Total Current Assets                        2,053          6,667
                                           ---------      ---------

Total Assets                               $   2,053      $   6,667
                                           =========      =========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accrued liabilities                       $   8,325      $   1,743
                                           ---------      ---------


   Total Current Liabilities                   8,325          1,743
                                           ---------      ---------

Long-Term Liabilities
 Notes payable                                20,000         20,000
 Notes payable - related parties              30,000         30,000
                                           ---------      ---------


   Total Long-Term Liabilities                50,000         50,000
                                           ---------      ---------
Stockholders' Deficit
 Common stock - $0.001 par value;
  50,000,000 shares authorized;
  5,213,112 shares issued and outstanding      5,213          5,213
                                           ---------      ---------
Additional paid-in capital                   661,477        661,477
Accumulated deficit .                       (722,962)      (711,766)
                                           ---------      ---------
   Total Stockholders' Deficit               (45,076)       (56,272)
                                           ---------      ---------
Total Liabilities and Stockholders'
  Deficit                                  $   2,053      $   6,667
                                           =========      =========

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

                             ANTICLINE URANIUM, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                 For the Three Months               For the Six Months
                                     Ended June 30,                    Ended June 30,
                                --------------------------      ----------------------------
                                      2002            2001             2002             2001
                                ----------      ----------      -----------     ------------
                                                 (Combined)                        (Combined)
General and Administrative
  Expenses                      $   (5,035)     $     (384)     $    (9,476)    $       (768)

Interest Expense                      (875)              -           (1,737)               -

Other Income                             5             853               17              853
                                ----------      ----------      -----------     ------------

Net Loss                        $   (5,905)     $      469      $   (11,196)    $         85
                                ==========      ==========      ===========     ============
Basic Loss Per
  Common Share                  $    (0.00)     $     0.00      $     (0.00)    $       0.00
                                ==========      ==========      ===========     ============
Weighted-Average
  Common Shares Used In
  Per Share Calculati            5,213,112       5,213,112        5,213,112        5,213,112
                                ==========       =========      ===========      ===========


The accompanying notes are an integral part of these unaudited condensed combined financial statements.

                             ANTICLINE URANIUM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     2002           2001
                                                ---------       --------
                                                               (Combined)
Cash Flows From Operating Activities
 Net income (loss)                              $ (11,196)      $     85
   Changes in operating assets and liabilities:
     Accrued liabilities                            6,582            768
                                                ---------       --------
Net Cash Provided by (Used in)
  Operating Activities                             (4,614)           853
                                                ---------       --------
Cash Flows From Financing Activities
 Proceeds from notes payable - related party            -         20,000
                                                ---------       --------
Net Cash Provided by Operating Activities               -         20,000
                                                ---------       --------
Net Increase (Decrease) in Cash                    (4,614)        20,853

Cash at Beginning of Period                         6,667              -
                                                ---------       --------
Cash at End of Period                           $   2,053       $ 20,853
                                                =========       ========

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

                             ANTICLINE URANIUM, INC.
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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


Interim Financial Statements - The accompanying unaudited condensed combined financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001 Form 10-SB Amendment No. 3 filed June 26, 2002. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed financial statements for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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

NOTE 2 --BUSINESS CONDITION

During the six months ended June 30, 2002, the Company incurred a loss of $11,196 and used cash from operating activities of $4,614. The Company had no revenues from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. The Company plans to raise the money or other capital necessary to explore its leased patented mining claims comprising 470 acres located in the Tintic Mining District of Juab County, Utah. There is no assurance that a commercially viable mineral deposit exists in the mining lease properties until sufficient exploration work and evaluation based upon such work concludes economic and legal feasibility. The Company plans to obtain funding through issuances of its common stock. However, there can be no assurance that the Company will be successful in its efforts to explore and mine precious minerals from its Mining Lease, nor can there can be any assurance that the necessary financing will be realized from issuance of its common stock, or that such financing will be available on terms favorable to the Company.

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

NOTE 4 - SUBSEQUENT EVENT

In July 2002, an officer of the Company loaned the Company a total of $1,300 in order to pay accounting and transfer agent fees incurred during the six months ended June 30, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This second Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements.

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

Plan of Operation

Anticline will likely require additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount may be substantial if Anticline chooses, or is otherwise able, to proceed with the exploration of its leased mining property. Anticline currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that Anticline will be able to develop any sources of funding or financing in the future. To implement its business plan and engage in the exploration of the North Beck Claims, Anticline will need substantial additional funding. Because these requirements are in the more distant future, management has not yet begun to develop methods or plans of financing. If and when necessary, management expects that it will use equity, debt and other arrangements such as joint ventures to fund these stages of its business plan to the extent such is necessary. Based on the Company's current liquidity situation and in spite of statements to the effect that the Company will more than likely need additional funding to carry out or implement its plan of operation, the Company has a commitment from its officers and directors to advance it sufficient working capital necessary to keep it current in its reporting obligations over the next three years without having to pursue additional financing or the raising of additional capital.

In July 2002, and in order to pay accounting and transfer agent bills incurred during the quarter, the Company's president, John Michael Coombs, advanced the Company a total of $1,300. This is the first amount of money Mr. Coombs has had to advance the Company in order to pay current liabilities.

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


PART II - OTHER INFORMATION

Item 5.  Other information.

           None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          99.1 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)

     (b)  Reports on Form 8-K
          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ANTICLINE URANIUM, INC.
                                        (Issuer)


Date:  August 7, 2002            /s/ John Michael Coombs
                                 -------------------------------------
                                 By: John Michael Coombs
                                 Its:  President and Chairman of the Board

