Form 10QSB
period 2002-09-30
ANTICLINE URANIUM INC
filed 2002-11-14
CIK 6732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549 test

                          ----------------------------

                                   FORM 10-QSB

                           ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

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

     Class                         Outstanding as of November 5, 2002
------------------            ----------------------------------------
Common Capital Voting Stock,            5,213,112 shares
$0.001 par value per share


                           FORWARD-LOOKING STATEMENTS

This third Quarterly Report on Form 10-QSB, Financial Statements and Notes to
Financial Statements contain forward looking-statements.   All statements made
in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which
speak only as of the date of the respective Reports.   Important factors could
cause actual results to differ from those expressed in the forward-looking statements.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ANTICLINE URANIUM, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                   September 30,   December 31,
                                                        2002          2001
                                                   -------------   ------------
                         ASSETS
Current Assets
     Cash . . . . . . . . . . . . . . . . . . . .     $      -     $  6,667
                                                      --------     --------
Total Current Assets. . . . . . . . . . . . . . .            -        6,667
                                                       -------     --------
     Total Assets . . . . . . . . . . . . . . . .     $      -     $  6,667
                                                      ========     ========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accrued liabilities. . . . . . . . . . . .       $  7,396     $  1,743
                                                      --------     --------
Total Current Liabilities. . . . . . . . . . . .         7,396        1,743
                                                      --------     --------
Long-Term Liabilities
     Notes payable. . . . . . . . . . . . . . .         20,000       20,000
     Notes payable - related parties. . . . . .         30,000       30,000
     Advance - related party. . . . . . . . . .          3,025            -
                                                      --------     --------
Total Long-Term Liabilities . . . . . . . . . .         53,025       50,000
                                                      --------     --------

Stockholders' Deficit
  Common stock - $0.001 par value; 50,000,000 shares
  authorized; 5,213,112 shares issued and outstanding    5,213        5,213
Additional paid-in capital. . . . . . . . . . . .      661,477      661,477
Accumulated deficit . . . . . . . . . . . . . . .     (727,111)    (711,766)
                                                      --------     --------
     Total Stockholders' Deficit . . . . . . . . .     (60,421)     (45,076)
                                                      --------     --------

Total Liabilities and Stockholders' Deficit . . .     $      -     $  6,667
                                                      ========     ========

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

                             ANTICLINE URANIUM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           For the Three Months          For the Nine Months
                            Ended September 30,          Ended September 30,
                         --------------------------  ---------------------------
                            2002           2001         2002           2001
                         ----------    ------------  -----------    ------------
                                           Combined                     Combined
General and Administrative
  Expenses. . . . . . .  $   (3,267)    $   (5,339)  $  (12,743)    $    (6,107)

Interest Expense. . . .        (882)          (882)      (2,619)           (882)

Other Income. . . . . .           -             52           17             905
                         ----------     ----------   ----------     -----------

Net Loss . . . . . . .   $   (4,149)    $   (6,169)  $  (15,345)    $    (6,084)
                         ==========     ==========   ==========     ===========
Basic Loss Per
  Common Share. . . . .  $    (0.00)    $    (0.00)  $    (0.00)    $     (0.00)
                         ==========     ==========   ==========     ===========
Weighted-Average
  Common Shares Used In
  Per Share Calculation   5,213,112      5,213,112    5,213,112       5,213,112
                         ==========     ==========   ==========     ===========


The accompanying notes are an integral part of these unaudited condensed combined financial statements.

                             ANTICLINE URANIUM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the Nine Months
                                                       Ended September 30,
                                                    -------------------------
                                                       2002            2001
                                                    ----------     ----------
                                                                     Combined
Cash Flows From Operating Activities
 Net loss . . . . . . . . . . . . . . . . . . . . . $  (15,345)    $   (6,084)
 Changes in operating assets and liabilities:
 Accrued liabilities. . . . . . . . . . . . . . . .      5,653        (35,470)
                                                    ----------     ----------
Net Cash Used In Operating Activities . . . . . . .     (9,692)       (41,554)
                                                    ----------     ----------
Cash Flows From Financing Activities
 Proceeds from advance - related party. . . . . . .      3,025         50,000
                                                    ----------     ----------
Net Cash Provided by Operating Activities . . . . .      3,025         50,000
                                                    ----------     ----------

Net Increase (Decrease) in Cash. . . . . . . . . . .    (6,667)         8,446

Cash at Beginning of Period. . . . . . . . . . . . .     6,667              -
                                                    ----------     ----------
Cash at End of Period. . . . . . . . . . . . . . . .$        -     $    8,446
                                                    ==========     ==========


The accompanying notes are an integral part of these unaudited condensed combined financial statements.

                             ANTICLINE URANIUM, INC.
                  NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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


Interim Financial Statements - The accompanying unaudited condensed combined financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2001 Form 10-SB Amendment No. 4 filed August 15, 2002. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited condensed financial statements for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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

NOTE 2 - BUSINESS CONDITION

During the nine months ended September 30, 2002, the Company incurred a loss of $16,220 and used cash from operating activities of $9,692. The Company had no revenues from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. The Company plans to raise the money or other capital necessary to explore its leased patented mining claims comprising 470 acres located in the Tintic Mining District of Juab County, Utah. There is no assurance that a commercially viable mineral deposit exists in the mining lease properties until sufficient exploration work and evaluation based upon such work concludes economic and legal feasibility. The Company plans to obtain funding through issuances of its common stock. However, there can be no assurance that the Company will be successful in its efforts to explore precious minerals from its Mining Lease, nor can there be any assurance that the necessary financing will be realized from issuance of its common stock, or that such financing will be available on terms favorable to the Company.

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

NOTE 4 - ADVANCE FROM RELATED PARTY

An officer of the Company loaned the Company a total of $3,025 in order to pay general and administrative expenses incurred during the nine months ended September 30, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation

During the quarter ended September 30, 2002, Anticline did not conduct any business activity that resulted in revenues. All of its activities during the quarter were devoted to further reactivating itself, getting "clearance" or approval from the Commission relative its fourth amended registration statement on Form 10-SB, filing its second quarterly report on Form 10-QSB, and otherwise further establishing a business plan and plan of operation.

The working capital of the Company at September 30, 2002, was essentially zero. In July 2002, and in order to pay accounting and transfer agent fees and expenses incurred during the quarter, the Company's president, John Michael Coombs, advanced the Company a total of $1,300. Since that date, and during September in particular, Mr. Coombs advanced the Company an additional $1,725 or a total of $3,025, nearly all of which has been used to pay accounting fees and expenses. At the moment, the Company owes its auditors approximately $3,000, a figure that does not include the cost of the review necessary to file this Report.

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

Item 3.  Controls and Procedures

The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Company's chief executive officer and the principal financial officer (or persons performing similar functions) concluded that the Company's disclosure controls and procedures were adequate. As a result of its evaluation, the Company has made no significant changes in its internal controls or other factors that could significantly affect the controls and other procedures already in place.


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


                             ANTICLINE URANIUM, INC.
                                    (Issuer)


Date:  November 7, 2002                       /s/  John Michael Coombs
                                             -----------------------------
                                             By: John Michael Coombs
                                             Its: President and Chairman of
                                                       the Board



     I, John Michael Coombs, certify that:

      1. I have reviewed this third quarter Report on Form 10-QSB of Anticline Uranium, Inc.;

      2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this registration statement; and

      3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.


Date:  November 7, 2002


                                   /s/      John Michael Coombs
                                   -----------------------------------------
                                   John Michael Coombs, Chief Executive Officer
                                          and Chairman of the Board