Form 10KSB
period 2002-12-31
ANTICLINE URANIUM INC
filed 2003-04-14
CIK 6732

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                          ----------------------------

                                   FORM 10-KSB

                           ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 2002

                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from  ___________ to ___________

                           Commission File Number:  0-49655


                              ANTICLINE URANIUM, INC.
                               -------------------
          (Exact name of small business issuer as specified in its charter)

          UTAH                                          87-0678927
(State or other jurisdiction of incorporation)    (I.R.S. EMPLOYER ID NO.)

     3098 South Highland Drive, Suite 323
            Salt Lake City, Utah                     84106-6001
(Address of principal executive offices)             (Zip Code)


               (801) 467-2021
(Issuer's telephone number, including area code)

     Securities registered under Section 12(b) of the Act:

     Title of each class           Name of each exchange on which
                                        registered

          N/A                                     N/A


     Securities registered under Section 12(g) of the Act:

          Common Capital Voting Stock, $0.001 par value per share
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [X]  No [ ]            (2) Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] The issuer is not aware of any delinquent filers.

State issuer's revenues for its most recent fiscal year:     $___N/A________


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked process of such common equity, as of a specified date within the past 60 days.

     As of the close of business on December 31, 2002, the Company's fiscal year end, the aggregate market value of the voting stock held by non-affiliates was undeterminable and is considered to be zero ($0.00). This is because there was no trading market for the Company's securities during the entire fiscal year or by year-end; moreover, no common equity stock was sold during the fiscal year from which an alternative computation could be made under the above-formula. During the fourth quarter ended December 31, 2002, the Company's equity stock did become eligible for trading on the OTC Bulletin Board (OTCBB) under the symbol "ANTL.OB". However, as of the date of this document, no trades have been made or otherwise occurred. There has therefore been no market for Anticline's securities.


    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     As of the date of this document, the Issuer had 5,713,112 common capital shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     To the extent it is permitted to do so, the Issuer seeks to incorporate by reference certain disclosure items contained in its fourth amended Form 10-SB/A filed on EDGAR on August 12, 2002, including certain exhibits filed therewith and incorporated therein by reference. The reason for doing so is that nothing material has happened with respect to the Company and its business between the date that its Form 10-SB/A registration statement became effective and the date of this Annual Report on Form 10-KSB. The specific items of the Issuer's Form 10-SB/A registration statement, or parts thereof, that the Issuer intends to incorporate by reference are specifically referenced below. To the extent items from a Form 10-SB/A registration statement are not permitted to be incorporated into an Annual Report by reference, these items are referred to below for the sole purpose of providing the reader with a source for additional information on the issuer if he or she so desires.


Transitional Small Business Disclosure Format (Check one):  Yes ___; No _X_.


                         NOTICE AND DISCLAIMER REGARDING
                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein may be forward-looking statements that involve a variety of risks and uncertainties. These could include, for example, any of the following: the timely development of existing or future properties, reserves and projects; the impact of metals prices and metal production volatility; changing market conditions; changes in the regulatory environment; and other material risks that are or will be described from time to time in the issuer's filings with the Securities and Exchange Commission ("Commission"). In this regard, reference is made to the heading titled "Risk Factors" contained in the Company's fourth amended registration statement on Form 10-SB/A filed on EDGAR on or about August 12, 2002. This disclosure purports or attempts to list and describe a variety of risk factors that the Company believes are material to a person investing or considering investing in the issuer.

     In light of the risks involved with or facing the Company, actual results may differ materially or considerably from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent Anticline's judgment as of the date of this filing. Anticline does NOT express any intent or obligation to update any forward-looking statement because it is unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or that any effect from or outcome of any such forward-looking event may or may not bear materially upon its future business, developments or plans, or its financial condition and results of operations. Reference is made to the Issuer's fourth amended Form 10-SB/A available on the Commission's EDGAR database.


                              TABLE OF CONTENTS
                                                                        PAGE

        Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . .  5

        Risk Factors Relative to the Companies Mining Properties . . . .  14

                               PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . .  16

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . .  21

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  25

ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . .  25

                              PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . . 26

ITEM 6.   Management's Discussion and Analysis or Plan of Operation . . . 26

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . 27

ITEM 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . . 28

                                   PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act . . . . . . . 29

ITEM 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . . 30

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management. 31

ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . . 32

ITEM 13.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 32

ITEM 14.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . 33

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

Sarbanes-Oxley Section 302 Certifications . . . . . . . . . . . . . . . . 36

Sarbanes-Oxley Section 906 Certification . . . . . . . .  . . . . . . . . 37



                                  RISK FACTORS

The following risk factors are not listed in any particular order of importance.

Any person investing or considering investing in the securities of Anticline Uranium, Inc. ("Anticline" or "Company") should consider the following risks before an investment is made in the Company. The risks itemized and identified below are not the only possible risks. Additional risks may also impair the business and operations of Anticline. If any one or more of these risks happen, Anticline's business, results of operations or financial condition may be significantly impaired or affected. There may also be a concomitant adverse effect on the value of the securities of Anticline and anyone investing or seeking to invest in Anticline's securities may lose part or all of his or her investment.

In general, these risks include but are not limited to, the Company's limited operating history, its limited capital and need for additional capital or financing, its ability or inability to raise additional capital for exploration or other purposes; the relative inexperience of management in the mining industry, the Company's ability or inability to promote and explore its mining property (the "North Beck Claims"), the cost of exploration of the North Beck Claims (costs which include cleaning and dewatering of old mine workings and drilling for favorable or prospective mineralization), regulation of the mining industry as a whole, environmental concerns and compliance costs with respect to mining exploration (the costs of which cannot be determined or assessed at any one time), the Company's dependence upon outside mining or other experts, its dependence on the price of gold and silver, its ability or inability to locate and consummate business opportunities that would be in the best interests of the shareholders, competition from other or similar companies and businesses, and, general economic conditions.

The Company needs additional capital and has nominal revenues. Non-arms length transactions with related parties have occurred in the past and may occur in the future. Furthermore, Anticline does NOT anticipate paying any dividends on its common stock.

Investment in Anticline's securities should be considered highly speculative. The Company has no recent operating history and is subject to all of the risks inherent in developing a business enterprise. Reference is made to each of the following enumerated risk factors.

Because the Company's securities involve a high degree of risk, the reader is cautioned to carefully read this Annual Report on Form 10-KSB in its entirety and to consider all of the factors and financial data that are disclosed in this document, in particular, the specific risk factors described below.

     1. RECENT STATUS AS A NON-REPORTING, NON-TRADED COMPANY. Since approximately 1955, no trading market has existed for Anticline common stock. As a result, the general public is not familiar with the Company, its mining claim properties ("the North Beck Mining Claims") or its business plan. Anticline only recently obligated itself as a fully reporting company with its submission of a Form 10-SB/12G that it originally filed on March 1, 2002.

The uncertainty that Anticline's business will be successful or that a trading market for its securities will develop must be considered in light of its lack of capital and the potential difficulties, complications, problems, expenses and/or delays frequently encountered in connection with any new business, not to mention the mining exploration business, a business involving a great deal of expense, not to mention regulation.

These same factors may be compounded by even greater risks, particularly those characteristic of a speculative industry like mining exploration, and may be adversely affected by the competition in the industry and the strict regulatory environment in which Anticline operates and intends to operate.

     2. EXPLORATION STAGE COMPANY/LACK OF RECENT OPERATING HISTORY OR RESULTS. Anticline is in the exploration stage. Although formed in 1954 as a uranium mining exploration company, Anticline has not engaged in any mining-related activities since approximately 1957 and 1958 when the Company exhausted its funds exploring for uranium in the State of Utah. Instead, all of its recent activities have been related to reemergence from a dormant stage, restructuring, recapitalization and the subsequent acquisition of the North Beck Mining Claims located in the Tintic Mining District of Juab County, Utah. Businesses that are starting up or in their initial stages of development present substantial risks and suffer significant losses from which they may not recover. Anticline will face all of the challenges of a new business enterprise. Because the Company is in the exploration stage, there is little history on which to judge its financial condition or potential success.


Anticline has no recent operating history as a mining exploration company; therefore it is dependant on others for the implementation of its business plan. Anticline will also need to rely on other consultants and independent contractors in its exploratory stages to implement its business plan. These stages, once adequate funding is obtained, will include staking, evaluation, permitting or licensing and assessment activities. If and when the funding becomes available, if it ever does, these stages will also include cleaning and dewatering old mine workings in order to conduct sampling and assaying, not to mention possible drilling in old shafts and stopes in anticipation of locating favorable or prospective mineralization. No assurance can be given that current and future employed persons, if any (and if the Company can afford to hire and pay them), will have the experience and skills necessary to successfully execute the Company's proposed business plan.

     3. INHERENT RISKS OF MINING EXPLORATION/MINING EXPLORATION IS HIGHLY SPECULATIVE, EXPENSIVE AND FREQUENTLY NON-PRODUCTIVE. Though the Company currently lacks the funding and other resources necessary to implement a mining exploration program, the reader or investor should know that if it ever does, mining exploration has many significant and inherent risks and drawbacks, any one of which may prevent ultimate success, not the least of which is the fact that no significant mineralization may be encountered. Not only is mining exploration highly speculative in nature, it is also hazardous and frequently nonproductive.

Such risks may be considerable and may add unexpected expenditures or delays in the Company's plans. There can be no assurance that Anticline's mineral exploration activities, if and when undertaken, will be successful or fruitful or that the North Beck Claims it has acquired will have the type of favorable or prospective mineralization desired.

Mining exploration activity is also subject to a number of specific hazards including rock falls, subsidence, cave-ins, flooding and other weather conditions. Insurance for some or all of these hazards may be too expensive or not available. Exploratory activities can also be affected by unanticipated changes in permitting requirements, environmental factors, changes in law, work interruptions, operating circumstances beyond anyone's control, lawsuits, unexpected changes in the quality or quantity of reserves, unstable or unexpected ground conditions and other technical issues or problems. As a consequence, if exploration funding is obtained, Anticline may have to bear additional unforeseen and extraordinary costs and expenses. No assurance can be given that Anticline will obtain the funding and resources necessary to engage in the actual exploration of the North Beck Claims, let alone whether it will have the financial resources or insurance in the event that the hazards and risks inherent in mining exploration befall it.

     4. LACK OF SUFFICIENT CAPITAL TO CONTINUE INDEFINITELY AS A REPORTING COMPANY OR TO EXPLORE THE NORTH BECK CLAIMS. Anticline's management has reactivated the Company and has voluntarily registered its common stock with the Commission to make Anticline more attractive to an operating business as a potential business combination candidate and to make it more attractive to other potential investors, including venture capitalists. Management also believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional and more comprehensive information concerning the Company.

The cost of becoming a reporting company is not insubstantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary audits and other accountings will continue to drain the Company's capital reserves. As of the date of this Annual Report on Form 10-KSB, the Company had a nominal credit balance in its bank account. It is difficult to predict how long into the future the Company can continue to maintain its reporting obligations, though it has lawfully obligated itself to do so. In spite of these uncertainties, the Company's officers and directors have committed themselves to advancing whatever money is necessary to keep the Company current in its reporting obligations through at least the next three (3) years. Because the Company's president is an attorney and is able to assist the Company in the preparation and filing of its Annual and Quarterly Reports on Forms 10-KSB and 10-QSB, respectively, the Company does not believe this continued annual cost will be substantial. As of the date of this document, Mr. Coombs, the Company's president and its chairman of the board, has advanced the Company $6,075 in order to pay transfer agent and accounting fees and expenses. Mr. Coombs will also be advancing the Company the money necessary to pay for the Company's year end audit.

The Company currently lacks the capital resources to implement and carry out its business plan as described in further detail below. This business plan involves a desire to explore the North Beck Mining Claims for possible favorable or prospective gold and silver mineralization. The Company acquired the North Beck Claims on August 10, 2001, by lease agreement with a related party, all as further explained below. The Company cannot provide any assurance that it will obtain the future capital necessary to implement its business plan or, for that matter, that it will obtain future capital beyond what is necessary to maintain its reporting obligations, or if so, that the amount raised or obtained will be sufficient to continue to establish the Company as a going concern.

     5. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL. Anticline has NOT commenced significant business operations as of the date of this filing. The Company remains in the exploration stage, but has not yet engaged in any exploration or exploratory activities on its properties. Accumulated deficits of $754,206, current debt of $50,000 that accrues interest at 7% per annum, and the potential for future deficits in working capital are losses that are expected to continue into the foreseeable future because the Company's operations are subject to numerous risks and uncertainties associated with an exploration company engaged in the mining business or industry and which has not yet reached planned operations.

     6. LACK OF REVENUE. Anticline needs additional capital and funding because currently, it has nominal revenues. What revenues it has are from interest income on cash balances in its checking account, revenues that are nominal at best. Substantial capital expenditures are required to obtain the necessary permits and to then explore the North Beck Claims or any other mining claims.

The Company lacks any revenue flow. Currently, Anticline does NOT have royalty interests in any mining production or properties.

Further, while Anticline intends to seek revenue sources on an on-going basis, there can be no assurance that such sources can be found, or that if available, the terms of such financing will be commercially acceptable. This lack of consistent revenue detrimentally affects the Company's plans and progress.


     7. NEED FOR ADDITIONAL CAPITAL AND FINANCING. Anticline has limited capital and needs additional financing to implement its business plan. Anticline currently has limited operating capital. The Company will require substantial amounts of additional capital to continue its business and to develop its exploration business as intended.

     8. REGULATORY AND ENVIRONMENTAL CONCERNS. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (a) surface impact; (b) water acquisition and treatment; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and (e) maintaining the environment.

Regulatory compliance is complex and the failure to meet and satisfy various requirements could result in fines, civil or criminal penalties or other limitations on the proposed business of Anticline.

Assuming that Anticline acquires or obtains the money and funding necessary to implement a bona fide exploration program, Anticline will be subject to regulation by numerous federal and state governmental authorities, but most importantly, by the federal Environmental Protection Agency (EPA), the federal Bureau of Land Management (BLM), and a host of comparable or corollary state agencies such as the Utah Department of Oil, Gas and Mining (DOGM). The failure or delay in obtaining regulatory approvals or licenses will adversely affect Anticline's ability to explore its properties and otherwise carry out its business plan.

     9. DEPENDENCE ON RETENTION AND ATTRACTION OF KEY PERSONNEL. Anticline's success will depend, in large part, on its ability to attract and retain highly qualified personnel, and to provide them with competitive compensation arrangements, equity participation and other benefits. Once such persons are needed, there is no assurance that the Company will be successful in attracting, let alone retaining highly qualified individuals in key management positions.

     10. CURRENT RELIANCE OR DEPENDENCE UPON DIRECTORS AND OFFICERS AND LACK OF KEY MAN INSURANCE. At present, Anticline is wholly dependent upon the personal efforts and abilities of its officers and directors, persons who exercise control over its day-to-day affairs. As set forth above, the Company is also reliant upon its officers and directors to financially carry it through the next three (3) years in its reporting obligations. Though it will be able to maintain its reporting obligations over the next three years, there can be no assurance that the Company will succeed in exploring the North Beck Claims or any others that it might acquire in the future, or that its proposed operations will eventually prove successful.

Though Anticline's officers and directors lack experience and education in the mining industry, Anticline depends on current management to continue it as a going concern and to pursue its business plan. Though these individuals are not experts in mining and have never been employed by, or with, a mining company, their loss may potentially have an adverse impact on the Company's future. Nonetheless, the Company does not believe the loss of any of its officers and directors justifies the purchase of key man insurance, even assuming that it could afford it, which it cannot at this time.

     11. INDEMNIFICATION OF OFFICERS AND DIRECTORS. Anticline's Articles of Incorporation and Bylaws authorize it to indemnify any director, officer, agent and/or employee against certain liabilities. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not it would have the power to indemnify such person against the liability insured against. Indemnifying and/or insuring officers and directors from the increasing liabilities and risks to which such individuals are exposed as a result of their corporate acts and omissions could result in substantial expenditures by Anticline, while preventing or barring any recovery from such individuals for the possible losses incurred by the Company as a result of their actions.
Even assuming that it could afford it, the Company has no plans to obtain any officer or director (D&O) liability insurance.

     12. NO DIVIDENDS. Holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. To date, Anticline has NOT paid any cash dividends. The Board does NOT intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. Even if the Board desired to declare any dividends, the Company's ability to do so would very likely be restricted because the Company is seeking, or will be seeking, outside financing and financing covenants generally prohibit such declarations.

     13.   LACK OF TRADING MARKET FOR COMMON STOCK/RISK THAT A TRADING
MARKET MAY NOT DEVELOP (OR POTENTIAL ILLIQUID MARKET IF IT DOES). Since the late 1950's and through the present date, no market existed for the Company's common capital stock. During the Company's fourth quarter ended December 31, 2002, the Company's stock became eligible for trading on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "ANTL.OB". Though no trades have occurred to date to the knowledge of management, management believes that the market price for shares of the Company's common stock may be volatile and otherwise trade at a large spread between the bid and asked prices. To be sure, numerous factors beyond a company's control may have significant impact, from time to time, on the price of its common stock, with adverse consequences.

Though Anticline's stock has not, as of this date, had any trades on the OTC Bulletin Board, stock markets generally experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" or Penny Stock companies such as Anticline. These fluctuations often are unrelated to the operating performance of the company itself. Further, in conjunction with changes in other economic and political conditions, all such factors and uncertainties may adversely affect the market price of the Company's common stock.

Exactly 213,112 shares of Anticline's common stock have been issued and outstanding for several decades. All of such shares are also held by non-affiliates. As a result, all of these shares may be sold by the holders in the public market, if and when any such market develops. The amount of shares that can be sold may have an impact on the market by causing it to be illiquid for fear of market makers having to buy large amounts of these securities from long time holders and related parties.

    14. RISKS OF PENNY STOCKS. The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in Exchange Act Rule 3a51-1. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. See the following risk factor immediately below.

    15. BROKER-DEALER REQUIREMENTS INVOLVING PENNY STOCKS MAY AFFECT TRADING AND LIQUIDITY. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in the Company's stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

     16. PERSON WHO BUY THE COMPANY'S STOCK WILL LIKELY SUFFER THE LOSS OF THEIR ENTIRE INVESTMENT IF THE COMPANY IS UNSUCCESSFUL. If Anticline's future operations are successful, shareholders would realize benefits from Anticline's growth. However, if the Company's future operations are unsuccessful, persons who purchase its securities in the market or by means of a subsequent public or private offering likely will sustain a severe, principal or entire loss of their investment.

     17. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known what other stock issuances the Company might find advisable or otherwise be required to undertake in the future, issuances that would substantially dilute existing shareholders. However, in the interest of obtaining mining exploration capital or funding, it is highly likely that, at some point, the Company will issue additional stock.

The potential impact or significance of any future stock issuance of "restricted" shares is as follows: under Rule 144 of the General Rules and Regulations of the Commission a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount of shares which does not exceed the greater of one percent (1%) of the then outstanding shares of common stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who have not been affiliates of the issuer within the preceding three months and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of the restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of the Company's securities in the market, and may have a depressive effect on the price of the issuer's securities. Further, such sales, if substantial, might also adversely affect the issuer's ability to raise additional equity capital in the future.

In addition to the foregoing, a secondary public offering and consequent issuance of additional securities would also have a dilutive effect on the holdings of existing shareholders and would otherwise, more than likely, have a depressive effect on the market price of the issuer's common stock. At this time, the Company has NO plans to engage in any public offering of its securities.

At such time as Anticline is successful in implementing its business plan, if it does, it is almost certain that additional shares will be issued and that current shareholders will be substantially diluted. It is also possible that a reverse split of the Company's shares will be effectuated in the future though there are no plans whatsoever at the present time to undertake any such action and the Company is not presently aware of any circumstances that would dictate such a course of action.

     18. COMPETITIVE CONDITIONS IN THE INDUSTRY. Mining companies compete to obtain favorable mining exploration properties and prospects. Anticline faces competition from other similarly situated junior mining companies similarly interested in acquiring mineral properties worthy of exploration for favorable or prospective gold, silver, copper and other mineralization, companies that more than likely have substantially more capital or access to the capital markets than Anticline. This includes other mining companies either operating in the Tintic Mining District or who own properties within the Tintic Mining District of Juab County, Utah, where the North Beck Claims are located.

The Company is unable to ascertain the exact number of competitor companies, or whether or when such competitors' competitive positions could improve. Thus, Anticline may be unable to acquire or explore other attractive mining properties on terms acceptable to management. Accordingly, such competition, although customary in the mining industry, could result in delays, increased costs, or other types of adverse consequences affecting Anticline.

     19. MANAGEMENT'S LACK OF EXPERIENCE IN AND/OR WITH MINING. No one currently serving as an officer or director of the Company is or has ever been employed in the mining industry. Also, no director or officer has an education or college or university degree in mining or geology or in a field related to mining. Such persons therefore lack relative experience in or with mining, including the mining of precious metals. For a description of the backgrounds and experience of the Company's officers and directors, see Item 9 of Part III below titled "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

    20. ABILITY TO REPAY EXISTING DEBT OF $50,000 ACCRUING INTEREST AT 7% PER ANNUM. Though it has leased patented mining claims believed to have favorable or prospective mineralization of gold, silver, lead and zinc and though Anticline has debt of $50,000 which accrues interest at 7% per annum, Anticline has no present means, method or other ability of paying back this long term debt. While Anticline remains in the exploration stage, it has no history of operations on which investment decisions about it can be based, let alone upon which it can expect to repay the money so borrowed.

     21. INACCURACY OR PROBLEMS RELATED TO EXISTING GEOLOGICAL REPORTS. Once Anticline commences exploration of the North Beck Claims or any other properties it might acquire in the future, if it ever does, the Company may ultimately rely on dated geological reports that it believes are public information, information which may be inaccurate or which may be used, simultaneously, by competitors.

Anticline may rely on publicly available geological reports and databases to locate potential mining stakes or leases. If these reports and databases prove to be protected by trade secret laws and the like, it may incur liability. Because the reports are typically several decades old, there is no sure method of verifying the care and manner used to prepare them without further verification by Anticline and its agents. Such verification is costly. Decisions made without adequate checking could result in significant unrecoverable expenses. No assurance can be given that other persons are not using the same or similar reports and databases resulting in others identifying and staking claims prior to Anticline taking similar action.

     22. FUTURE NEED TO RELY ON OTHERS AND OTHER EXPERTS. Assuming it obtains adequate funding and gets to the point of being able to initiate an exploration program, Anticline will have to rely on others to perform exploratory services, with all the inherent and attendant risks of employing others for important, if not dangerous, functions. No assurance can be given that Anticline will be able to locate contractors with which it will work, within acceptable fee arrangements, or that these persons or entities will be competent. In addition, Anticline may also be at risk for violations of the law committed by those persons it uses or hires to conduct staking, drilling, testing, and other exploratory work.

     23. AUDITOR'S GOING CONCERN OPINION. The Company's auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital for future planned activity. Management of the Company is developing a strategy, which it believes will accomplish this objective through additional equity funding and long term financing. Having said this, the Company's officers and directors are committed to advancing the Company sufficient funds to continue and fulfill its reporting obligations with the Commission for at least the next three (3) years. This will give the Company time to develop its capital raising strategy and pursue whatever equity or other funding or financing it believes that it will need to fulfill its exploration plans.

     24. OFFICERS AND DIRECTORS WILL NOT BE DEVOTING FULL TIME TOWARDS ANTICLINE'S BUSINESS AND AFFAIRS. Anticline's current officers and directors have other full time employment as more particularly disclosed in Part III, Item 9 of this document. As a consequence, each can only devote a minimal or nominal amount of time to the Company and its affairs; the officers and directors intend to only devote between 1% and 10% of their time and energy to the business and affairs of Anticline. Much of the time spent will also depend upon how the Company's business plan unfolds, something that cannot be predicted at this time.


     25. UNCERTAINTY OF DEMAND FOR TINTIC-TYPE, OXIDIZED ORE. To the knowledge of management, no proven mineral reserves or "ore" has been discovered on the North Beck Claims. Nonetheless, assuming commercial quantities of mineralization were discovered and, due to the development of modern hydrometallurgical processes, the absence of suitable smelters, and the availability of more cost-effective techniques, it is uncertain what the future level of demand will be, or would be, for the type of oxidized mineralization that would then be present on the Company's properties. Also, the amount it could cost to reopen and finance a development operation, once ore was discovered, if it was, is likely to be dependent upon several factors. These include: acceptable price levels of the relevant metals; milling and smelting availability; fluctuations in market demand over time; extent of competition with other companies; availability of acceptable construction costs; availability of acceptable labor costs; feasibility of obtaining economical housing facilities; manageable equipment costs; realistic capital costs; and the acceptability of other price and cost variables.

     26. REGULATORY COMPLEXITY INVOLVED IN OBTAINING EXPLORATION OR MINING PERMITS. The rules and regulations of the Utah Department of Oil, Gas and Mining (DOGM) are complex relative to obtaining a permit for exploration or for conducting small mining operations (defined as involving less than 5 acres of total disturbance). The process essentially involves this: The applicant first files a permit application with DOGM and, pursuant to a Memorandum of Understanding (MOU) by and among the various state and federal agencies having competing regulatory authority, the application is reviewed on a coordinated basis by DOGM, the federal Bureau of Land Management (BLM), the U.S. Forest Service (USFS) and the Department of Environmental Quality (DEQ). The applicant is notified of any deficiencies in his application and is generally requested to submit additional information. If all of these agencies pass off on the application, the applicant is given a permit. If the applicant seeks to conduct a large-scale mining operation (defined as in excess of a 5 acre disturbance), the process is more complex, detailed and extensive. For example, the regulatory review then involves an assessment of technical adequacy of the applicant's plans and more extensive environmental concerns are involved such as potential contamination of ground water. Once DOGM gives tentative approval of a large-scale mining operation, notice must be provided to adjacent land owners, the county zoning authority, the Resource Development Coordinating Council
(RDCC), and newspapers for publication. Public hearings are then called and held. Even if approval is obtained, the applicant must then provide adequate reclamation surety documents to ensure adequate reclamation upon completion of operations.

In addition to the foregoing, DOGM has recently been required to seek an historical and archeological consultation/clearance from the Utah Division of State History. DOGM notifies this agency that it has received a new exploration or mining notice application and the Division of State History notifies DOGM within 15 days (exploration or small mining notice) or 30 days (large mining notice) if they believe a formal survey of the proposed area should be conducted by the applicant. This process applies to private or state-owned land. If the area involved is federal ground, Anticline is informed that the federal government does its own archeological clearance during its own NEPA/EA review process.

The above permitting process is time consuming and expensive and Anticline currently lacks the resources and capital to initiate the permitting process relative to the North Beck Claims, even assuming that it knew exactly which area(s) of its properties it wanted to obtain a permit on to drill or explore. Current management lacks the qualifications and other expertise necessary to engage in this process without the assistance of experts.


              RISK FACTORS RELATED TO THE COMPANY'S MINING PROPERTIES

    1. REALIZATION OF INVESTMENTS IN MINERAL PROPERTIES AND ADDITIONAL CAPITAL NEEDS. The ultimate realization of Anticline's investment in the North Beck Claims is dependent upon, among other factors, the existence or presence of favorable or prospective mineralization and the ability of the Company to obtain financing or make other arrangements for exploration. Substantial uncertainty presently exists concerning these and other matters and no assurances can be made regarding the Company's expectation of acquiring sufficient funds necessary to finance an exploration program.

Anticline does NOT at this time have sufficient capital of its own to implement a full-fledged mining exploration program or to otherwise finance its intended operations. The Company may never be successful in obtaining the required funds necessary to finance its long-term capital needs.

      2. ABSENCE OF RECENT MINING ACTIVITY. There has been no significant mining-related activities on the North Beck Mining Claims since the 1950's, except for limited assessment and exploration work done during the late 1980's and early to mid-1990's. Since August 10, 2001, the date of Anticline's lease agreement with North Beck Joint Venture, LLC, the owner, in fee simple, of the claims, no other mining company or other entity or person has expressed any interest in acquiring the North Beck Claims nor has any other entity made any offer to purchase, lease, or engage in any other transaction, such as a joint venture, with respect to the North Beck Claims. Although the Company incurs only nominal expense to preserve its lease agreement respecting the North Beck Claims, Anticline presently receives no revenue or other income from any source for that purpose.

    3. RELIANCE UPON ESTIMATES AND ASSUMPTIONS. Exploration stage mining companies use the evaluation work of professional geologists, geophysicists, and engineers to make estimates in determining whether to acquire an interest in property, or to commence exploration work. These estimates generally rely on scientific and economic assumptions, and in some instances may not be correct. The economic viability of a property cannot be determined until extensive exploration work has been conducted and a comprehensive feasibility study performed. This work could result in the expenditure of substantial amounts of money on a property before it even can be determined whether or not a property contains any possible or inferred mineralization. No feasibility studies have been performed on the North Beck Claims because considerable exploration work remains to be done. Moreover, market prices of minerals produced are subject to fluctuation, which may adversely affect the economic viability of properties on which expenditures have been made. The Company is not able to presently determine whether or not, or the extent to which, such risks may adversely affect its strategy and business plan.

    4. UNCERTAINTY OF TOPOGRAPHICAL EFFECT ON EXPLORATION. The north end of the Company's properties where the North Beck shafts or mines are located is relatively mountainous and inaccessible terrain. Because the surface of the land has a topographic relief, any ruggedness in the overlying area could affect the location of drilling sites and shafts, as well as the construction of facilities necessary to engage in exploratory operations. It also could require that additional exploration or drilling on the property be accessed below ground. These outcomes are uncertain at present, and the Company cannot provide assurances that they will not have a materially adverse effect on the ability of the Company or a business partner to conduct exploration activities.


    5. UNCERTAIN CONDITION OF MINE WORKINGS. Other than the Sacramento Shaft or Mine which contains an old headframe, there are no other surface mine shafts or usable headframes on the Company's property. Moreover, the underground workings have been inactive for many years due to the absence of significant exploration activities since the middle to late 1950's. Considerable cost would be incurred to recondition shafts, drifts, tunnels, winces and other workings, to the extent they exist, as well as to re-equip hoisting bases and framework. It is uncertain whether and to what extent the workings themselves, as well as any rehabilitation of them, could expose the Company to environmental and safety concerns. If so, remediating these concerns could require expending an uncertain and substantial amount of funds to render the workings safe, acceptable, and environmentally sound. The Company currently lacks sufficient capital to absorb these currently unknown and unpredictable costs and expenses.

     6. LEASE COMMITMENT TO UNDERTAKE $15,000 WORTH OF ASSESSEMENT WORK ON THE MINING CLAIM PROPERTY OVER FIVE YEARS. Under the mining lease agreement by and between Anticline and North Beck Joint Venture, LLC ("North Beck"), a copy of which is attached to the Company's Form 10-SB registration statement on file with the Commission as Exhibit 10.1, Anticline, as the lessee of the North Beck Mining Claims described below, is obligated to render at least $15,000 worth of exploration and assessment work on the property during the 5-year lease term, work it is required to document and confirm. If the lease is renewed for an additional 5-year term, this assessment obligation is similarly renewed. This assessment figure was obtained from prior mining lease agreements involving the same property and therefore was deemed fair and reasonable by the Board of Directors. Regardless of this commitment, Anticline currently lacks the capital or other financial ability to engage in and perform such exploration and assessment work obligation at this time.

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

     The Company is an exploration stage mining Company that intends to explore for favorable or prospective mineralization of gold, silver, uranium or other types of minerals on its mining claims called The North Beck Claims located in the Tintic Mining District of Juab County, Utah. At present, the Company lacks the capital and other resources to implement any specific exploration plan. At the same time, there is no assurance that a commercially viable mineral deposit, ore body or reserve exists in the North Beck Claims, at least until sufficient exploration work has been completed and an economic evaluation based upon such work concludes economic and legal feasibility.

History and Background of the Company

Anticline Uranium, Inc. ("Anticline") was incorporated in the State of California in 1954, nearly 50 years ago "[t]o prospect for, open, explore, develop, work, improve, maintain and manage uranium deposits and to extract, assay and sell uranium bearing ores and generally to carry on the business of uranium mining in the State of Utah."

In 1955, Anticline undertook an offering of its common stock, an offering directed primarily at California residents. After the Company spent its capital prospecting for and exploring uranium properties in the State of Utah, the Company became defunct or dormant and remained so between 1958 and 1969.

In approximately 1969, the Coombs Family in Salt Lake City, Utah, took control of the Company. Because their efforts to revive the Company were unsuccessful, the Company continued in the dormant stage and had no operations between 1977 and 2001.

During early 2001, in reliance on applicable provisions of both Utah and California law, Mr. John Michael Coombs, the Company's president and chairman of the board, petitioned the court for an order ordering a shareholders' meeting. This was accomplished and on July 26, 2001, a court ordered shareholders' meeting was held at which time several amendments to the Company's Articles of Incorporation were passed. See the Company's fourth amended registration statement on Form 10-SB/A on file on EDGAR which explains this in more detail. Immediately after the above-meeting, the newly elected directors held a meeting to elect officers at which they unanimously elected Mr. John Michael Coombs as president of the Company and Mr. Terry Pantelakis as secretary/treasurer. These individuals are currently the Company's only officers and directors.

During the summer of 2001, Mr. Terry Pantelakis, currently a director of the Company and its secretary/treasurer, loaned $10,000 to the Company. The father of the Company's president loaned $20,000 to the Company. In addition, certain unrelated persons loaned the Company a total of $20,000. Each of these loans carries a rate of 7% interest per annum. Approximately $38,000 of this money was used by the Company to pay back-franchise taxes owed the California Franchise Tax Board (FTB).

On August 10, 2001, the Company entered into a mining lease agreement with North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"). A copy of this mining lease agreement is attached to the Company's Form 10-SB/A as
Exhibit 10(i). Entering into of this lease agreement was not an arm's length transaction because the immediate family of John Michael Coombs, the Company's president and chairman of the board, owns and controls these mining claims so leased. See Item 12 of Part III below titled "Certain Relationships and Related transactions." The terms of the lease were based upon prior lease agreements that North Beck had entered into with other mining companies in the past.

Pursuant to this mining lease agreement, the Company acquired over 470 acres of patented gold and silver mining claims located adjacent to the town of Eureka in Juab County, Utah, in the so-called "Tintic Mining District" ("the North Beck Claims"). The Tintic Mining District of Juab County, Utah, is located approximately 80 to 90 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain three (3) actual mines or shafts, two of which are over 1,000 feet deep. See Item 2 of this Part I below titled "Description of Properties." Fairly extensive knowledge exists regarding the North Beck Claims. This is because, among other reasons, during the 1950's, the North Beck Mining Claims were part of the so-called "Jenny Lind Project," a project that involved extensive exploration and development by The Bear Creek Mining Company. Reference is made to Exhibit 99.6 attached to the Company's Form 10-SB/A, a copy of the entire January 1957 Jenny Lind Project Report; see also "Description of Properties" section below.



The mining lease provided for the issuance of five million (5,000,000) "restricted" shares to North Beck in exchange for a 5-year lease term with an option to renew for an additional 5 years, including an option to purchase the property outright for $3 million. Part of consideration is also deemed or treated as an advance royalty to North Beck in the amount of $30,000. North Beck also indemnifies Anticline from any past environmental clean-up liability. Anticline is obligated to undertake $15,000 worth of assessment and other work on the property during the lease term.

Effective October 4, 2001, the Company effectuated a merger transaction with a wholly owned Nevada subsidiary for the purpose of changing the Company's domicile to Nevada.

As a result of the change of domicile transaction and a written consent of majority of the Company's shareholders undertaken on December 31, 2001, a net 25 for 1 reverse split of the Company's previously issued and outstanding shares occurred. This resulted in a total of 5,213,112 shares issued and outstanding at the close of business on December 31, 2001.

Current Status of the Company

The Company is in the process of looking for funding or other financing necessary to commence an exploration program on the North Beck Claims. No assurance that adequate capital can be acquired or obtained for this purpose.

North Beck is the Company's largest shareholder and presently holds a total of 5,000,000 "restricted" shares. See mining lease attached to the Company's Form 10-SB/A as Exhibit 10(i). As disclosed elsewhere in this Annual Report, the Company's president and a director, John Michael Coombs, directly controls North Beck, the owner of the North Beck Mining Claims. See Item 12 of Part III below titled "Certain Relationships and Related Transactions."

The Company, now a Nevada corporation, has no subsidiaries. Presently, it is NOT involved in any joint venture with any other party. Other than issuing promissory notes in exchange for $50,000 that the Company borrowed in July 2001 at 7% interest per annum, the only contract to which the Company is a party is the mining lease agreement with North Beck Joint Venture, a Utah limited liability company.

As of the date of this Annual Report, the Company has negligible cash, liquid assets and its lease (valued at zero) of the patented mining claims located adjacent to and west of the town of Eureka in the Tintic Mining District of Juab County, Utah. See Item 7 of Part II below titled "Financial Statements." The Company has valued its mining lease at zero because neither Anticline nor its predecessors, namely, the Coombs Family and North Beck, have the information necessary to demonstrate "proven and probable reserves" as defined under Industry Guide 7. Because the North Beck Claims do not contain any "proven or probable reserves," the value is carried at North Beck's historical cost of zero. This is because property costs to date have been charged to operations as exploration costs. Even if the Company raises the capital or cultivates a business relationship with another mining company or joint venturer necessary to explore its properties, no assurance can be given that a commercially viable mineral deposit or reserve exists in its property until sufficient exploration work and an economic evaluation based upon such work concludes economic and legal feasibility.

As of the date of this Annual Report, the Company is NOT presently involved in any negotiations to raise any money or capital or to otherwise undertake any type of acquisition, joint venture or business combination transaction of any sort.

For the year ended December 31, 2002, the Company authorized the issuance of a total of 500,000 shares to the officers and directors for services rendered during the fiscal year ended December 31, 2002, which shares are considered issued and outstanding, will be physically issued when the Company registers such shares with the Commission by means of a Form S-8 registration statement. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management." As set forth further below, the Company has also adopted a 2003 Stock Option/Stock Issuance Plan.

The Company has never been involved in any bankruptcy or insolvency proceeding of any kind and none its officers and directors has been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither the Company nor any officer or director is involved in any pending litigation, nor is any litigation involving the Company or any officer or director threatened.


     EXECUTIVE OFFICES. The Company maintains executive offices or facilities at the office of its president and chairman of the board located at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah 84106-6001. Its telephone number is 801-467-2021 and its fax number is 801-467-3256. The Company does not pay rent for these office facilities.

     SUBSIDIARIES AND RELATED COMPANIES. Anticline does NOT have any subsidiaries or related companies or entities. None of its officers or directors currently serve on the board or otherwise act as officers of any other company, partnership or limited liability company engaged in mining or involved in the mining business.

     TRADING AND REPORTING HISTORY. Anticline's common stock traded in some fashion during the late 1950's. However, between the late 1950's and the fourth quarter of 2002, the Company was not listed for trading on any exchange or any electronic inter-dealer quotation medium or system of any kind. During its fourth quarter of 2002, the Company received notice from the National Association of Securities Dealers, Inc. ("NASD"), that its submission for listing on the Over-the-Counter Bulletin Board (OTCBB) had been accepted. Accordingly, Anticline, since approximately November 2002, has been listed on the OTCBB and trades under the symbol "ANTL.OB." No trades have occurred since becoming listed on the OTCBB and there is thus, no market for the Company's securities.

     JOINT VENTURES. As of the date of this Annual Report, the Company has neither entered into, nor participates in, any joint venture arrangement.

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES. Anticline does NOT own any patents, trademarks, licenses, franchises, or concessions. Anticline's only asset is its lease of patented mining claims called The North Beck Claims.

     BUSINESS PLAN. Anticline intends to become a mining exploration company and pursue the exploration of the North Beck Claims. The Company's business plan is to raise the funding or get into joint venture or other business arrangement necessary to explore the North Beck patented mining claims for their gold and silver mineral potential, claims that the Company acquired for this purpose. To finance these activities, the Company may seek to obtain the necessary capital or financing through a joint venture of some kind or some other form of business arrangement or acquisition with a larger and better-capitalized mining company. Because the Company currently lacks the funding and other financial strength necessary to commence an exploration program, the Company's first objective is to determine the best course of action in this regard and to then look for a means of implementing that goal. For information regarding the Company's business plans and intentions, reference is made to Item 6 of Part II titled "Management's Discussion and Analysis or Plan of Operation."

Anticline's long-term business goal is focused on advancing the exploration potential of the mining properties it leases. The Company's intermediate objectives for funding and advancing this goal are two-fold: First, it seeks to re-establish itself as an active business operation. Accomplishing this preliminary goal has in part been met in that the Company is now a fully "reporting company" and has obtained audited financial statements. To accomplish the second of these objectives, the Company will seek to obtain capital funds, preferably from equity investment sources, if possible, but also by participation in joint business arrangements or other acquisitions.

During 2002, the Company was focused on accomplishing the first of these intermediate objectives. Now that that objective has been completed, management is now better able or equipped to more specifically determine the necessary short-term plans and strategies best suited to accomplishing the second of its intermediate objectives. Reference is made to the Company's fourth amended Form 10-SB/A registration statement filed with the Commission on August 12, 2002, a document that further explains the Company's plans and objectives in detail.


     CURRENT DEVELOPMENTS. Anticline is seeks to be a viable exploration stage company. While it is an active Nevada corporation in good standing with the State of Nevada, the Company has not reached planned operations, and it is NOT currently entertaining or discussing a potential financing or other acquisition transaction with any other person or entity. Nonetheless, the Board of Directors has determined that the best interests of the Company and its shareholders was served by filing the registration statement that the Company originally filed with the Commission in March 2002, on a voluntary basis, thereby further committing or obligating itself to filing periodic reports and other forms with the Commission such as this Annual Report on Form 10-KSB.

The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended for some reason under applicable provisions of the Exchange Act.

     SEASONABILITY. Anticline's business is not seasonal in nature except to the extent that weather conditions at certain times of the year may affect access to its properties.

     NUMBER OF EMPLOYEES. At present, Anticline does NOT have any employees. Should it succeed in obtaining sufficient working capital, the Company may contract for the services of 1 or 2 part-time employees, and may also enter into contractual arrangements with 1 or more consultants. Anticline may or may not contract with additional employees or consultants from time to time, depending upon the circumstances of its operations and whether such a course of conduct is warranted. Any consultants retained by the Company shall be considered independent contractors. That is to say, it is NOT anticipated that these people will be able to bind the Company in any way as an agent of the Company.

     ADOPTION OF 2003 STOCK OPTION/STOCK ISSUANCE PLAN.  In a March 14,
2003, written consent of directors, a copy of which is attached hereto as Ex. 99, the Board of Directors unanimously resolved to adopt a 2003 Stock Option/Stock Issuance Plan ("Plan"), a copy of which is also attached hereto and incorporated by reference as Exhibit 10. See also Item 10 in Part III below titled "Executive Compensation." This Plan allows for the issuance of stock for compensation and incentive purposes to officers, directors, employees and consultants under both qualified and non-qualified plans or programs.

Under the Plan, a total of 1,500,000 shares are entitled to be issued and none are as yet issued as of the date of this report. Because the Plan speaks for itself, reference is made to this exhibit. The Plan was adopted with a view to eventually filing an S-8 registration statement with the Commission pursuant to which no more than a total of 1,500,000 shares can be registered under such form, an event which would not only dilute existing shareholders but which might also have a depressive effect on the market price of the Company's stock.

In the March 14, 2003, written consent of directors, Exhibit 99 hereto, the Board further resolved that, when earned, officers and directors will be entitled to receive stock options to acquire a total of 500,000 shares under the Plan at an option price of $0.01 per share or for total consideration to the Company of $5,000. As of the date of this document, the subject options have not been granted by the Company. When earned, they will be granted pursuant to a to-be-executed Qualified or Non-Qualified Stock Option Agreement entered into by and between the Company and the specific officer, director, employee or consultant receiving the option. See Exs. 10 and 99 attached to and incorporated into this document; see also, Item 10 in Part III below titled "Executive Compensation."

In addition to the foregoing, the Company intends to register, under S-8, 500,000 shares authorized, as of year-end, to be issued to the Company's two directors and officers for services rendered the Company during calendar 2002. These shares are NOT part of the 2003 Plan but have been authorized to be issued solely for services rendered in 2002. The value of these 500,000 shares is considered $0.01 per share based on the value of the services and the fact that there is, and has been, no market for the stock of Anticline. See Ex. 99; see also Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

As with the value given the 500,000 shares issued to the Company's two officers and directors as of December 31, 2002, all of which is discussed in Item 5 of
Part II below titled "Market for Common Equity and Related Matters," the above-referenced option price of $0.01 per share under the 2003 Plan was arrived at on March 14, 2003, a date on which no market existed for the Company's common stock. Depending upon the status of the optionee, shares issuable under the 2003 Plan and in any subsequent S-8 registration could be designated as "free-trading" or so-called "control" shares not bearing the type of restrictive legend typically used or associated with "restricted" stock. See Item 10 of
Part III below titled "Executive Compensation." This discussion is not to ignore that any board member, officer, employee or consultant who ultimately acquires shares under the 2003 Plan will be required to either register such shares or have an exemption from registration in the event that he or she seeks to offer, sell or otherwise dispose of them after receipt thereof.


     GOVERNMENT REGULATION OF ENVIRONMENTAL CONCERNS. Anticline remains committed to complying with various federal, state and local provisions that regulate the discharge of materials into the environment and govern the conduct of mining activities for the protection of the environment. To its knowledge, the Company was in full compliance with these environmental regulations during fiscal 2002 and intends to continue to fully comply in fiscal 2003 and beyond.

To management's best knowledge, information and belief, Anticline is neither listed on any known environmental cleanup roster, nor is Anticline's property listed as a "superfund" site. The Company is aware, however, through local newspaper articles that the federal Environmental Protection Agency (EPA) has declared portions of the city limits of the town of Eureka, Utah, a superfund site (an area near the Company's leased properties) and is otherwise concerned about possible lead contamination of Eureka, Utah, inhabitants, but the Company has received no actual or constructive notice in this regard and knows nothing about this situation beyond what it has read in local newspapers. See Item 3 of
Part 1 below titled "Legal Proceedings."

To fulfill its environmental compliance obligations, Anticline must attend to the complex requirements of laws encompassing jurisdictional authority over matters affecting land, mineral rights and/or the surface under which mining activities are proposed. Such compliance may materially affect Anticline's capital expenditures, earnings and competitive position in the following general areas: 1) surface impact, 2) water acquisition, 3) site access, 4) reclamation,
5) wildlife preservation, and 6) permit and license qualification. To date, compliance has not had a material financial effect or other impact on Anticline because its activities have not had a material or significant impact on the environment.

As the Company becomes more active on its properties, however, it is reasonable to expect that compliance with environmental regulations could substantially increase in cost. Such future compliance could include performing feasibility studies on the surface impact of the Company's proposed operations; minimizing surface impact, water treatment and protection; reclamation activities including rehabilitation of old mine workings and various sites; and on-going efforts at alleviating the mining exploration impact on wildlife. Moreover, governmental agencies may require permits or bonds from year to year to ensure the Company's compliance with applicable regulations.

During fiscal 2002, Anticline did not engage in any activity that would have required, and no governmental agency required, it to obtain any permits or bonds, or otherwise cause the Company to expend any funds to comply with any material environmental regulation. Moreover, the Company does not anticipate that any reclamation bonding will be required during fiscal 2003, or in the reasonably foreseeable future.

Anticline does NOT anticipate any material capital expenditures for environmental control facilities during fiscal 2003. The cost of future compliance affecting the Company's mineral properties will depend upon the extent and type of exploration and testing required.

There can be no assurance, however, that Anticline will be able to comply with all requirements imposed on any such future development, or that it will be able to economically operate or pursue exploration activities under future regulatory provisions.


     DESCRIPTION OF SECURITIES; COMMON STOCK AND DIVIDENDS. The authorized capital stock of the Company consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 5,713,112 shares are considered issued and outstanding as of the Company's fiscal year-end, December 31, 2002.

The holders of the Company's common stock are entitled to receive such lawful dividends as may be declared by the Board of Directors. As of this date, no such dividends have been declared nor does management believe it likely that dividends will be declared in the near or distant future. There are no redemption or sinking fund provisions applicable to any shares of common stock. All outstanding shares of common stock are fully paid and non-assessable. For further information in this regard, reference is made to the heading in the Company's fourth amended Form 10-SB/A called "Description of Securities."

     VOTING RIGHTS. Stockholders are entitled to one vote on all matters to be voted upon for each share of common stock held. The shares do not have the right to cumulative voting for directors, meaning that holders of more than 50 percent of the shares voting for the election of directors can elect all of the directors if they choose to do so.

     LIQUIDATION RIGHTS. In the event of liquidation, dissolution or winding up of the Company, holders of common stock shall be entitled to receive pro rata all of the remaining assets of the Company that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the stockholders.

     PREEMPTIVE RIGHTS. Stockholders do NOT have a preemptive right to acquire the Company's unissued shares of common stock.

     TRANSFER AGENT. Atlas Stock Transfer Company is the transfer agent for the Company's common stock. Its address is 5899 South State Street, Murray, Utah 84107, and its telephone number is (801)266-7151.

ITEM 2.     DESCRIPTION OF PROPERTY

     Anticline's property consists of 470 acres of patented mining claims located in the Tintic Mining District of Juab County, Utah, near the town of Eureka, Utah, approximately 90 miles south of Salt Lake City. For a more comprehensive description of the Company's property, reference is made to the heading titled "Description of Property" comprising Item 3, Part I, of the Company's fourth amended Form 10-SB/A filed on August 15, 2002.

     FORM OF OWNERSHIP. Anticline does not hold or lease any "unpatented" mining claims. (An unpatented mining claim is a parcel of property located on federal lands that the U.S. government continues to own, though it has granted the private party claimholder the right to explore and mine the claim.)
Instead, the Company leases patented mining claims. (A "patented" mining claim is land originally held as unpatented, to which the private-party claimholder has been conveyed fee simple title by the U.S. government, after meeting the federal patenting requirements.) The important distinction or difference in the type of mineral interest it represents is that the patent gives the claimholder full and complete ownership, outright, of the land on which the claim is located. See the heading titled "Description of Property" comprising Item 3,
Part I, of the Company's fourth amended Form 10-SB/A filed on EDGAR on or about August 12, 2002.

     THE EFFECT OF REGULATORY CHANGES ON HOLDING UNPATENTED MINING CLAIMS.
The U.S. Bureau of Land Management (BLM) promulgated new regulations in 1997 regarding hardrock unpatented mining claims (see 43 CFR 3809). Compliance with the 1997 regulations is both time-consuming and costly. Therefore, Anticline does NOT intend to purchase or locate any unpatented claims, but instead, to concentrate whatever exploration activities it engages in primarily on its own leased properties and perhaps on land that, at some point in the future, it may decide to acquire, including but not limited to a Utah state mineral leasehold of some kind. Management believes that these BLM regulations will have little or no effect on the Company's activities.


     THE NORTH BECK MINING CLAIMS ACQUIRED BY LEASE AGREEMENT. The North Beck Mining Claims acquired by the Company on August 10, 2001 by way of lease agreement with North Beck Joint Venture, LLC ("North Beck"), a company controlled by Anticline's president, are located in the Tintic Mining District of Juab County, State of Utah, approximately 80 to 90 miles south of Salt Lake City and directly west of, and adjacent to, the town of Eureka. By way of historical background, precious metals were first discovered in the Tintic region of Juab County in 1869. Various towns in the area, especially Eureka, became the main areas of the Tintic Mining District which, by 1899, was labeled one of the foremost mining districts in the United States. From 1870 to 1899, the Tintic Mining District produced approximately $35,000,000 in mineral wealth. The metals in the Tintic region consist of silver, gold, copper, lead, and zinc. Today, mining operations continue on a small scale.

Anticline's properties, which were at one time owned by the North Beck Mining Company, and which the Coombs Family acquired in 1974 and has owned ever since, lie directly within the Jenny Lind tract of the Tintic Mining District of Juab County, Utah. The precise legal description of these 470.097 acres is contained in Exhibit "A" to the mining lease agreement, a copy of which is attached as
Exhibit 10(i) to the Company's registration statement on Form 10-SB/A.

Though the reader may wish to review the lease agreement itself, the major terms of the lease agreement are summarized as follows:

Anticline is obligated to spend $15,000 over the 5-year lease term in exploration, development or similar costs for the benefit of the North
Beck property. Any shortfall at the end of the 5-year lease period is due and payable in cash to North Beck. Management believes and understands that this provision is typical in a mining lease agreement of this nature. North Beck has also agreed to indemnify and hold Anticline harmless from any Environmental Protection Agency (EPA) claim or claims by a similar state agency based solely on past mining contaminations or other environmental violations or damage. The mining lease contains an option to buy the property from North Beck for $3,000,000. The lease expires on August 9, 2006. The lease provides Anticline with the option to renew the lease in 5-year renewals on substantially the same terms and conditions.

Under the lease, Anticline is also obligated to pay a 3.5% net smelter royalty to North Beck on all mineral-bearing ores sold, which is due and payable 45 days after payment is received from the smelter or buyer. The mining lease agreement also gives a credit to Anticline for the first $30,000 of net smelter royalties owed to North Beck as a result of the 5,000,000 shares issued to North Beck as lease consideration. Once again, management believes and understands that providing a credit for net smelter returns is fairly typical in a mining lease agreement of this nature and such a provision has been in other mining leases involving the North Beck claims.

Though it has not been used for many years and would need substantial repair to become usable again, a spur line of the Union Pacific Railroad lies directly across the street from the North Beck claims.

The North Beck claims are also located directly across a paved road from the Bullion Beck Mill and the Bullion Beck properties, properties discussed on pp. 14-15 and 30 of the Jenny Lind Project Report attached to the Company's Form 10-SB/A registration statement as Exhibit 99.6. In addition, the Gemini Mine is but a few hundred feet away from the property. The Gemini Mine is also discussed at length on pp. 13-15, 30, and 54 of the Jenny Lind Project Report.

The Company's property contains three (3) separate mines and numerous prospecting pits. One of the mines is as deep as 1,000 feet, another is reportedly 1,600 feet deep.

The favorable or prospective mineralization of interest in the North Beck claims is of the siliceous copper-gold-silver category with minor amounts of lead and zinc. See pp. 19-25 of the Jenny Lind Project Report.


The Sacramento Mine

One of the two deepest shafts or mines located on the property, one that also contains a headframe, is called the Sacramento. This mine is located along Cole Canyon Road just west of Eureka. Access to the site can be gained by the interconnection of secondary dirt roads. From downtown Eureka, the intersection of the secondary road is located 0.8 miles west along U.S. Highway 50 and 6 and approximately 0.3 miles west of the Bullion Beck Headframe. Following the dirt road north and bearing east, the shaft is found on the western side of the road and adjacent to the first major dump up Cole Canyon. The road has a small washout near the highway and may require minor grading for stream crossing.

According to data from the Abandoned Mine Reclamation Program, a program instituted and overseen under the auspices of the Utah Department of Natural Resources, Division of Oil, Gas and Mining (DOGM), the Sacramento is a 14 x 19 foot vertical shaft presumed to be at least 1,000 feet deep and closing to 12 x 20 feet at 8 feet deep. During the 1990's, the Abandoned Mine Reclamation Project measured the Sacramento to a depth of 563 feet where resistance to further probing was met. At this depth the shaft was believed to be bridged or caved. The shaft has a flat concrete collar which, according to the Abandoned Mine Reclamation Program, appeared stable.

In the mid-1990's, with the permission of North Beck Joint Venture, the owner, the Abandoned Mine Reclamation Program covered over the Sacramento by placing a mesh and concrete grid over the hole as outlined under Section 0250 of the DOGM's Mine Closure Rules. It also made provisions for drainage control by constructing a 12-inch berm around the perimeter of the shaft as further described in Section 0250 of the Mine Closures Rules.

The North Beck Mines or Shafts

A second deep mine or shaft on the property is called the North Beck. This site is located to the north of the dirt road in Jenny Lind Canyon. From Eureka City Cemetery, one goes 0.75 miles west and then takes the right fork up the Jenny Lind Canyon 1.9 miles, then at another right fork, one goes further up the Canyon 0.2 miles. This site is located to the north of the road near the bottom of a low ridge. Because this site cannot be reached by automobile, access to the site is by heavy equipment or possibly a four-wheel drive vehicle.

According to page 32 of the Jenny Lind Project Report attached, the North Beck shaft is over 1,600 feet deep, having a shaft with dimensions of 15 feet by 15 feet. The shaft is located on top of a large dump dominating the site. The collar of the shaft is partially covered with wood and has framing extending down the shaft. A fence surrounds the collar. For more discussion of the North Beck mine or shaft, reference is made to pages 32-33 of the Jenny Lind Project Report attached.

A second, smaller North Beck shaft is nearby. This shaft has a collar 12 feet by 14 feet and contains a hole approximately 50 feet deep.

During the mid-1990's, at the same time that the Abandoned Mine Reclamation Project covered over the Bullion Beck, the Sacramento and the Gemini mines, it also covered over the two North Beck mines. These latter shafts were covered a little differently, however. A rebar grate closure over the shafts was installed on both mines to eliminate any entry by the public. The rebar grate was constructed out of No. 8 rebar and had dimensions of 20 feet by 20 feet. The grate was designed to cover an area of 400 square feet over the large North Beck shaft. The fence surrounding the collar of the shaft was repaired at the conclusion of the installation of the rebar grate closure. Because the Abandoned Mine Reclamation Program had to destroy timber to gain equipment access to the site, the Program revegetated about 0.1 acres of area disturbed during the reclamation.


Current State of Affairs

Approximately 5 years ago, North Beck Joint Venture, the fee simple owner of the North Beck Claims, gave permission to the Abandoned Mine Reclamation Program administered by the Utah Department of Oil, Gas and Mining (DOGM) to put a protective cover over the Sacramento and North Beck Mines in order to eliminate any future liability for someone falling down the shafts, the very purpose of the Program. This was a wise course of action because, though any such persons are trespassers by law, there are frequently hikers in the summer and snowmobilers in the winter in the Tintic Mining District area.

Significantly, in covering over the openings of the mines, neither the Sacramento nor the North Beck mines have been filled in with dirt or any other solid substances. This means that these mines can all be re-opened and re-worked again if the proper regulatory permits are obtained. See "Government Regulation" section above. The Company has taken no steps to obtain the regulatory permits necessary to re-open and re-work the mines and unless and until it obtains the necessary capital or other funding to do so, Anticline has no present plans to do so.

Based on the work of the Abandoned Mine Reclamation Program, all of the existing underground workings in the Sacramento and the North Beck mines are currently inaccessible. It is not known for certain whether or not ore minerals of commercial grade were encountered in the old workings and it is also not known whether minerals having significant value were ever produced or extracted from the property directly.

Future Plans for the North Beck Claims In The Event Necessary Capital Is
Obtained

Due to lack of capital, the Company has no present plans to clean, dewater, open up or otherwise rehabilitate of the old workings in the Sacramento and North Beck mines in order to conduct sampling or assaying. Any exploration will be in the nature of testing and, if sufficient evidence is obtained, possible drilling for favorable or prospective mineralization. In such event, the Company will be subject to regulation by the Utah Division of Oil, Gas and Mining (DOGM). See "Government Regulation" section above. It should be again emphasized that the potential for pursuing an extensive permitting process in order to further drill or test the property is dependent on the prices of gold and silver. The Company has no timetable in this regard for the simple reason that no capital is currently available for such purpose.

The favorable or prospective mineralization of interest in the North Beck property is of the siliceous copper-gold-silver category with minor amounts of lead and zinc. See pp. 19-25 of the Jenny Lind Project Report attached as an exhibit to the Company's Form 10-SB/A. The possibility of the North Beck Claims attaining the status of a gold or silver producer is unknown and will depend upon the results of any future exploration program engaged in by the Company, if any. At the present time, the North Beck property has no specifically known viable mineral deposits or ore reserves. Accordingly, the objective of any future geological mapping and other work will be to determine what exploration program, if any, to pursue. Once again, this is dependent upon the availability of sufficient capital or other funding for such purpose.

FOR A DESCRIPTION OF SPECIFIC RISK FACTORS RELATED TO THE COMPANY'S MINING PROPERTIES, REFERENCE IS MADE TO THE RISK FACTORS SECTION AT THE BEGINNING OF THIS REPORT.


ITEM 3.       LEGAL PROCEEDINGS.

     Anticline is not aware of any pending legal proceeding contemplated by a governmental authority, or concerning the Company's business or properties. As of the date of this filing, Anticline is NOT a party to any legal proceeding, either as plaintiff or defendant. The Company's financial statements, as set forth in Item 7 of Part II below have therefore not been adjusted to reflect any material uncertainty regarding exposure to liability in legal proceedings.

To management's best knowledge, information and belief, Anticline is neither listed on any known environmental cleanup roster, nor is Anticline's property listed as a "superfund" site. The Company is aware, however, through local newspaper articles and otherwise that the federal Environmental Protection Agency (EPA) has designated areas within the town of Eureka, Utah, as a "superfund" site for possible lead contamination of Eureka inhabitants. Though the North Beck Claims are near the city limits of Eureka, neither the Company nor the fee simple owners of the North Beck Claims has received actual notice of these events and neither knows anything further in this regard. See the subheading under Item 1 of Part I above titled "Government Regulation of Environmental Concerns." It is noteworthy that if in fact the North Beck Claims were to become listed as a "superfund" site, the Company would have no liability. This is because in the lease agreement between the Company and the owners of North Beck Claims, the lessor has indemnified and held Anticline harmless from any past environmental activity involving the property. See
Exhibit 10(i) to the Company's registration statement on Form 10-SB/A, a copy of such lease agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

The Company did not submit any report, proxy statement or information statement to security holders during the fiscal year.

Anticline is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, files reports and other information with the Commission. Reports and other information filed by the issuer with the Commission can be inspected and copied at the Commission's Public Reference Library, Room 1024, Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at prescribed rates. An interested person may also obtain information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Inasmuch as the Company is an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.com. To facilitate such access for an interested person, the Company's CIK number is 6732.

As of the date of this filing, Anticline has not established its own web address or web page nor does it have any plans, at present, to do so.


                            Part II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Anticline's common shares have NOT traded on a public stock medium since the late 1950's. Since its fourth quarter of 2002, the Company has been quoted on the OTC Bulletin Board administered by the National Association of Securities Dealers, Inc., under the symbol ANTL.OB. As of the date of this Annual Report, not trades have occurred.

As of December 31, 2002 and the date of this report, there were one thousand six hundred and thirty five (1,635) shareholders of record of Anticline's common shares. The Issuer has not paid any dividends on its common shares since its inception and does not anticipate that dividends will be paid at any time in the immediate future.

     SECURITIES ISSUANCES/RECENT ISSUANCES OF SECURITIES.  See RISK
FACTOR No. 17 above titled "Potential for Future Stock Issuances; Dilution." The Company's Articles of Incorporation authorize it to issue up to fifty million (50,000,000) common capital shares.

At December 31, 2002, there were 5,713,112 shares of the Company's common stock considered issued and outstanding, of which approximately 87.5% or 5,000,000 shares were deemed "restricted securities," as that term is defined in Rule 144 promulgated under the 1933 Act. 500,000 shares of this total issued and outstanding share figure is the result of the Board of Directors' unanimous resolution, adopted on March 14, 2003, to issue a total of 500,000 shares to the Company's officers and directors and the Company's legal counsel for the substantial services they rendered the Company in 2002. See Exhibit 99 hereto. The Company's transfer agent will NOT physically issue any certificates representing these shares until such time as the Company files a Form S-8 registration statement with the Commission registering such 500,000 shares. Because these 500,000 shares were earned in 2002 and the consideration had been given or paid in full by such date, these shares are accounted for as having been issued as of December 31, 2002. See Item 7 of Part II below titled "Financial Statements." This issuance results in 5,713,112 shares issued and outstanding as of the date of this Annual Report. When this corporate action to issue such 500,000 shares was authorized, there was no market for the Company's stock; accordingly, the Board chose to value such services at a price of $0.01 per share. It should be emphasized that no board member or officer has received any compensation whatsoever from the Company ever since efforts were first made to reactivate the Company in March 2001. Moreover, one board member and officer, Mr. J.M. Coombs, has served as an officer and director of the Company since the mid-1970's and yet he has yet to receive any compensation therefor. A copy of the written consent of the directors authorizing this stock issuance is attached hereto as Exhibit 99. For specific information as to who received such shares and in which amounts, reference is made to Item 10 titled "Executive Compensation" and Item 11 titled "Security Ownership of Certain Beneficial Owners and Management," both contained in Part III below.

Other than the preceding 500,000 share stock issuance authorized by the board of directors on March 14, 2003 and which the Company has booked as issued and outstanding as of year-end, the Company has NOT offered or sold any shares of registered or unregistered common stock in any private placement or other offering, nor has it issued any registered or unregistered stock in exchange for Company debts in the past several decades.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company's discussion hereunder is based on certain reasonable expectations concerning the mining industry, the demand for precious metals, and the sources and potentials for obtaining financial capital for mineral exploration, all of which involve "forward-looking statements." The Company does not intend to forecast what may or may not occur in the future, nor will the Company predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties.

Because Commission regulations for small business issuers do not require as much disclosure as is would otherwise be required, this item is not as extensive as it might otherwise be. The Company fits within the small business category because, among other reasons, the Company had minimal or nominal revenues from operations during the fiscal year.

On January 22, 2002, as a result of the Enron debacle, the Commission issued Release Nos. 33-8056 and 34-45321. This Release concerns Item 303 of
Regulation S-K, specifically, the disclosure topic titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The purpose of the Release is to identify three basic areas that the Commission believes need better explanation by issuers in the future in order to avoid similar situations to that of Enron. In regard to the first issue addressed in the Release, reference is made to the subsection below titled "Liquidity and Capital Resources or Requirements." In this regard, the Company expressly disclaims that it has, or had, during the fiscal year, any "off-balance sheet arrangements" of any type or nature. See also Item 7 below. In regard to the Commission's second concern in the Release, the Company expressly disclaims that, during the fiscal year, it had any "trading activities involving non-exchange traded contracts," let alone any such contracts "accounted for at fair value." With regard to the Commission's third concern, the Company expressly disclaims that it had "any relationships and transactions with persons or entities that derive benefits from their non-independent relationship with the registrant or the registrant's related parties." See Release referenced above.

Anticline has been in the process or reactivating itself and is now in the position of determining what business opportunities are available to it, including evaluating the possible future exploration of its patented mining claims. Prior to Anticline's filing of its initial registration statement on Form 10-SB in March 2002 in which it disclosed its acquisition of the North Beck Claims by way of lease agreement, the lessor of the North Beck Claims was a passive entity whose income had been received from the annual rental of its mining properties.

Current Outlook and Trends for the Tintic Mining District

As disclosed elsewhere herein, the Company's patented mining claims are located in the Tintic Mining District of Juab County, Utah, approximately 90 miles south of Salt Lake City. It is difficult for the Company to summarize or project the current outlook and trends for the Tintic Mining District without reference to the Utah Geological Survey's (USG) annual survey of mining activity in Utah, a survey that typically contains an extensive discussion of all activity during the year in the Tintic Mining District. Though this survey for 2002 is not presently available, this report, when available, will be posted on the USG's website, "geology.utah.gov." The Company believes that the 2002 survey will be available soon and therefore, any person interested in following what occurred in the Tintic Mining District during 2002 is encouraged to monitor such website to see when the report will be available.



Selected Financial Data

Because Anticline currently has limited operations, selected financial data would not be particularly meaningful. Reference is therefore made to the financial statements of Anticline for the fiscal year ended December 31, 2002, comprising Item 7 of Part II below.

Fiscal Year 2002

During the fiscal year ended December 31, 2002, Anticline did not conduct any business activity that resulted in revenues other than in the nature of nominal interest income derived from cash balances in its checking account. See Item 7 of Part II below. All of its activities during the year were devoted to reactivating itself, becoming a "reporting company" and otherwise establishing a business plan and plan of operation.

During 2002, Anticline incurred accounting and transfer agency costs and expenses in connection with the preparation and filing of its Form 10-SB. The total expenses (which also include $5,000 of expenses in the form of 500,000 shares of stock issued to officer and directors for services rendered), when offset by a nominal $18 of interest income, resulted in a loss for the fiscal year ended December 31, 2002 of $42,440. Funding of these and other expenses were from cash advances made by the Company's president and chairman of the board. As of the date of this Annual Report, Mr. Coombs has personally advanced the Company $6,075, all of which has been applied to accounting and transfer agency costs and fees.

Liquidity and Capital Resources or Requirements

The working capital of Anticline at December 31, 2002, was negative $32,516; operations have been sustained from funds personally advanced by the Company's president and chairman of the board.

Anticline will require additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount may be substantial depending upon a variety of factors such as the price of gold and silver over the next year or two or longer. Anticline currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that Anticline will be able to develop any sources of financing in the future. Further, no assurance can be given or made that at such time as its existing working capital runs out, if and when it does, that individual members of management will loan the Company sufficient money to maintain its reporting requirements and meet current liabilities. To implement its business plan, Anticline may need substantial additional funding. Because these requirements are in the more distant future, management has not yet begun to develop methods or plans of financing. If and when necessary, management expects that it will use equity, debt and other arrangements such as joint ventures to fund these stages of its business plan to the extent such is necessary. Based on the Company's current liquidity situation and in spite of statements to the effect that the Company will need additional funding to carry out or implement its plan of operation, the Company believes that it can obtain sufficient working capital from its officers and directors to carry it through the next eighteen months without having to pursue additional financing or the raising of additional capital. See subheading in Item 1, Part I of the Company's fourth amended Form 10-SB/A registration statement titled "Need for Additional Capital or Financing and Risks Associated Therewith."

Contingency Planning

Other than its lease of the North Beck Claims, the Company has no assets. It is anticipated that the Company will require only as much as $7,500 per year to maintain its corporate viability and necessary funds will be provided by its officers and directors in the immediate future. At the same time, unless the Company is able to facilitate an acquisition with an operating business or is otherwise able to obtain significant outside financing, the Company may not be able to move from its current reactivation stage. See subheading in Item 1,
Part I of the Company's fourth amended Form 10-SB/A registration statement titled "Need for Additional Capital or Financing and Risks Associated Therewith."

In the opinion of management, neither inflation nor recession will have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger or otherwise raises sufficient additional capital to explore its mining properties or other properties it may acquire in the future. At that time, management will evaluate the possible effects of inflation or recession on the Company as it relates to its business and operations.



Plan of Operation

The Company's goal and ultimate objective is to generate recurring cash flow by establishing itself as a viable mining exploration company. The uncertainty of future events, however, presently limits Anticline's ability to provide any assurances regarding its ability to implement such a plan, raise financial resources, or undertake these or any other business activities.

During the next twelve to eighteen months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. This includes but is not limited to doing what it believes is necessary to further develop and explore its mining properties, properties that it believes are valuable. Because the Company lacks capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business acquisition can be made.

The Company can only satisfy its minimal cash requirements from advances made by its officers and directors. Through the reporting date, the Company's president has personally advanced the Company $6,075. These requirements include paying accountants as necessary to maintain its compliance and filing obligations with the Commission as a "reporting company." The Company does NOT have access to funds that would be necessary to finance an exploration program.

If and when the funds are available for such purpose, to which no assurance can be given, management believes that further exploration on the Company's patented mining claims may be warranted. This is because to the best knowledge of current management, the basic geology and other reports and information concerning the property show that the property has good potential for mining exploration. Second, to the best knowledge of current management, there has been limited comprehensive exploration, to date, of the property's mineralization.

Should the Company be unable to raise a significant amount of additional working capital in the next eighteen months, it more than likely would not have sufficient funds, or access to sufficient funds, for exploration work. As a result, Anticline's plan of operation depends largely on its ability to cultivate financial resources and business arrangements or opportunities with investors and larger and better-capitalized mining exploration companies.

Management intends to hold expenses to a minimum and to obtain expert or other services on a contingency basis when possible. If the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. As stated elsewhere herein, in the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the Company's current nominal operations, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Once again, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next eighteen months.

The Company's business plan will be directed primarily toward pursuing the eventual and possible exploration of the North Beck Mining Claims. The mineral interests and rights with respect to these claims are believed to represent durable value for exploration. It is also possible, although not presently contemplated by management or otherwise likely, that Anticline may either purchase or acquire by way of stock issuance, additional patented mining claims before the end of fiscal 2003. In any event, management has decided that it will NOT purchase or otherwise acquire any UNPATENTED mining claims because the real property underlying such rights is not owned outright and the uncertain possession and value of their mineral rights is too dependent upon compliance with costly and time-consuming federal regulations that are subject to unpredictable changes.

The reader is advised to review this disclosure item together with the audited financial statements that accompany this annual report in Item 7 immediately below. Reference is made to Item 2 of Part I of the Company's fourth amended Form 10-SB/A registration statement, a section having the same or a similar title.

ITEM 7.       FINANCIAL STATEMENTS.





                     ANTICLINE URANIUM, INC.
                 (An Exploration Stage Company)




                  INDEX TO FINANCIAL STATEMENTS


                                                             Page

  Report of Independent Certified Public Accountants         F-1

  Balance Sheets - December 31, 2002 and 2001                F-2

  Statements of Operations for the Years Ended
    December 31, 2002 and 2001 (Combined)
    and for the Period from August 10, 2001
    (Date of Inception of the Exploration
     Stage) through December 31, 2002                        F-3

  Statements of Stockholders' Deficit for the Years
   Ended December 31, 2001 and 2002                          F-4

  Statements of Cash Flows for the Years Ended
  December 31, 2002 and 2001 (Combined) and for the
  Period from August 10, 2001 (Date of Inception
  of the Exploration Stage) through December 31, 2002        F-5

  Notes to Financial Statements                              F-6



HANSEN, BARNETT & MAXWELL                          (801) 532-22
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                5 Triad Center, Suite 750
                                         Salt Lake City, Utah 84180-1128
                                                 www.hbmcpas.com



      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
Anticline Uranium, Inc.

We have audited the accompanying balance sheets of Anticline Uranium, Inc. (an exploration stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from August 10, 2001 (date of inception of the exploration stage) through December 31, 2002 (presented on the basis disclosed in Note 1 to the financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anticline Uranium, Inc. (presented on the basis disclosed in
Note 1 to the financial statements) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period from August 10, 2001 (date of inception of the exploration stage) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage but has not engaged in any actual exploration activities on its leased property and does not currently have the capital or financing to begin any exploration activities. During the years ended December 31, 2002 and 2001, the Company has not earned any revenues, has incurred losses of $42,440 and $8,753 and has used cash in its operating activities of $12,742 and $43,333, respectively. At December 31, 2002, the Company has an accumulated deficit of $51,192 incurred during the exploration stage, has a working capital deficiency of $32,516 and a capital deficiency of $82,516. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 13, 2003

                     ANTICLINE URANIUM, INC.
                 (An Exploration Stage Company)
                        BALANCE SHEETS

                                      December 31,
                                ------------   ----------
                                   2002           2001
                                ------------   ----------


                            ASSETS

Current Assets
Cash                            $          -   $    6,667
                                ------------   ----------
   Total Current Assets                    -        6,667
                                ------------   ----------

Total Assets.                   $          -   $    6,667
                                ============   ==========


          LIABILITIES AND STOCKHOLDERS' DEFICIT



Current Liabilities
   Accrued liabilities          $     26,441   $    1,743
   Advance from related party          6,075            -
                                ------------   ----------

    Total Current Liabilities         32,516        1,743
                                ------------   ----------

Long-Term Liabilities
   Notes payable                      20,000       20,000
   Notes payable - related
      parties                         30,000       30,000
                                ------------   ----------

Total Long-Term Liabilities           50,000       50,000
                                ------------   ----------

Commitments and Contingencies - Note 9

Stockholders' Deficit
   Common stock - $0.001 par
     value; 50,000,000 shares
     authorized; 5,713,112 and
     5,213,112 shares issued
     and outstanding,
     respectively                      5,713       5,213
Additional paid-in capital           665,977     661,477
Deficit accumulated prior to
   inception of the exploration
   stage                            (703,013)   (703,013)
Deficit accumulated during the
  exploration stage                  (51,193)     (8,753)
                                ------------   ---------

   Total Stockholders' Deficit       (82,516)    (45,076)
                                ------------   ---------

Total Liabilities and
  Stockholders' Deficit         $          -   $   6,667
                                ============   =========


The accompanying notes are an integral part of these financial statements.

                     ANTICLINE URANIUM, INC.
                 (An Exploration Stage Company)
                    STATEMENTS OF OPERATIONS

                                                              For the Period
                                                              from August 10,
                                                               2001 (Date of
                                                              Inception of the
                                                             Exploration Stage)
                                        For the Years Ended      through
                                           December 31,         December 31,
                                     -----------------------    ------------
                                        2002          2001           2002
                                     ---------     ---------    ------------

General and Administrative Expenses  $ (38,967)    $  (7,933)     $ (46,900)

Interest Expense                        (3,473)       (1,743)        (5,216)

Other Income                                 -           923            923
                                     ---------     ---------      ---------

Net Loss                             $ (42,440)    $  (8,753)     $ (51,193)
                                     =========     =========      =========

Basic Loss Per Common Share          $   (0.01)            -
                                     =========     =========

Weighted-Average Common Shares
  Outstanding                        5,213,112     5,213,112
                                     =========     =========



The accompanying notes are an integral part of these financial statements.

                     ANTICLINE URANIUM, INC.
                 (An Exploration Stage Company)
               STATEMENTS OF STOCKHOLDERS' DEFICIT
         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002



                                                                            Deficit
                                                                           Accuulated         Deficit
                                                                            Prior to         Accumuated
                                   Common Stock            Additional     Inception of        During          Total
                              ------------------------       Paid-in    the Exploration   the Exploration  Stockholders'
                                 Shares         Amount       Capital        Stage              Stage         Deficit
                              ---------       --------      ---------   ---------------   ---------------  ------------
December 31, 2000 (Combined)  5,213,112       $  5,213      $660,952      $(703,013)     $      -          $    (36,848)

Contributed services                  -              -           525              -             -                   525

Net loss                              -              -             -              -        (8,753)               (8,753)
                              ---------       --------      --------      ---------      --------          ------------

December 31, 2001             5,213,112          5,213       661,477       (703,013)       (8,753)              (45,076)

Stock issued for services,
December 31, 2002, $0.01 per
  share                         500,000            500         4,500              -             -                 5,000

Net loss                              -              -             -              -       (42,440)             (42,440)
                              ---------       --------      --------      ---------      --------          ------------


December 31, 2002             5,713,112       $  5,713      $665,977      $(703,013)     $(51,193)         $   (82,516)
                              ---------       --------      --------      ---------      --------          -----------
                              ---------       --------      --------      ---------      --------          -----------


The accompanying notes are an integral part of these financial statements.

                     ANTICLINE URANIUM, INC.
                 (An Exploration Stage Company)
                    STATEMENTS OF CASH FLOWS


                                                                                               For the Period
                                                                                               From August 10,
                                                                                                2001 (Date of
                                                                                              Inception of the
                                                                    For the Years Ended      Exploration Stage)
                                                                       December 31,               through
                                                                     ----------------           December 31,
                                                                   2002            2001             2002
                                                                 --------       ---------     ------------------
                                                                                (Combined)
Cash Flows From Operating Activities
  Net loss                                                       $(42,440)      $ (8,753)       $ (51,193)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
   Stock issued for services                                        5,000              -            5,000
   Contributed services                                                 -            525              525
   Changes in operating assets and
     liabilities:
    Accrued liabilities                                            24,698        (35,105)         (10,407)
                                                                 --------       --------        ---------

Net Cash Used in Operating Activities                             (12,742)       (43,333)         (56,075)
                                                                 --------       --------        ---------


Cash Flows From Financing Activities
   Proceeds from notes payable from
     related party                                                      -         50,000           50,000
   Proceeds from advance from related
     party                                                          6,075              -            6,075
                                                                 --------       --------        ---------


Net Cash Provided by Financing Activities                           6,075         50,000           56,075
                                                                 --------       --------        ---------


Net Increase (Decrease) in Cash                                    (6,667)         6,667                -

Cash at Beginning of Period                                         6,667              -                -
                                                                 --------       --------        ---------


Cash at End of Period                                            $      -       $  6,667       $       -
                                                                 --------       --------        ---------
                                                                 --------       --------        ---------



Supplemental Cash Flow Information -
There was no cash paid for interest during the year ended
December 31, 2002 and 2001. The Company paid $35,105 state franchise taxes for prior years during the year ended December
31, 2001.


The accompanying notes are an integral part of these financial statements.

                     ANTICLINE URANIUM, INC.
                 (An Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

In 1974, North Beck Joint Venture LLC, a Utah limited liability company ("North Beck"), acquired certain patented mining claims comprising 470 acres located in the Tintic Mining District of Juab County, Utah (the "Mining Claims") for $134,000. North Beck charged the acquisition costs of the mining claims to operations as exploration costs at the time of the purchase. North Beck leased the Mining Claims to an unrelated mining company from 1985 through 1998 for approximately $30,000. From 1998 until August 10, 2001, North Beck had minimal operations that consisted of maintaining its legal status and leasing the surface rights of the Mining Claims under the terms of a small grazing lease.

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

The Mining Lease was between entities under common control. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations," the Mining Lease and the 5,000,000 shares of common stock issued to North Beck were recorded by Anticline at zero cost, which was the historical carrying value of the property subject to the Mining Lease to North Beck. The accompanying financial statements are presented on a combined basis and include the assets, liabilities, equity, and expenses relating to the Mining Claims of North Beck and of Anticline for all periods presented through August 10, 2001. The financial statements present the assets, liabilities, equity, and expenses of Anticline subsequent to August 10, 2001.


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

NOTE 2 - BUSINESS CONDITION AND EXPLORATION STAGE ACTIVITIES

Since  the  inception of the exploration stage, the  Company  has been engaged in developing its business plan and meeting regulatory and reporting requirements. The Company has not engaged in any actual exploration activities on its leased property and does not currently have the capital or financing to begin any exploration activities. During the years ended December 31, 2002 and 2001, the Company did not earn any revenue, incurred losses of $42,440 and $8,753 and used cash in its operating activities of $12,742 and $43,333, respectively. At December 31, 2002, the Company has an accumulated deficit of $51,193 incurred during the exploration stage, has a working capital deficiency of $32,516 and a capital deficiency of $82,516. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain profitable operations. The Company plans to obtain financing through the issuance of common stock or through other means sufficient to explore its leased patented mining claims comprising 470 acres located in the Tintic Mining District of Juab County, Utah. There is no assurance that the necessary financing will be realized from issuance of its common stock, that such financing will be available on terms favorable to the Company or that a commercially viable mineral deposit exists in the Mining Lease properties.

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

Anticline is obligated to pay a 3.5% net smelter royalty to North Beck on all mineral-bearing ores sold, which royalty is due and payable 45 days after payment is received from the smelter or buyer. The Mining Lease agreement also gives a credit to Anticline for the first $30,000 of net smelter royalties owed to North Beck as a result of the 5,000,000 shares issued to North Beck.


NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the Company's president advanced $6,075 to the Company. The advances have no rate of interest and there are currently no repayment terms.

NOTE 5 - NOTES PAYABLE

Notes payable at December 31, 2002 consist of the following:

       7% notes payable, unsecured, due
         June 2004                              $   20,000
       7% notes payable to related parties,
         unsescured, due June 2004                  30,000
                                                ----------

       Total                                    $   50,000
                                                ==========

The Company issued notes payable with three-year maturities totaling $50,000 between June 29 and July 6, 2001, in order to obtain funds to pay back-taxes to the State of California Franchise Tax Board and to pay other miscellaneous expenses in order to revive the Company. The Company borrowed $20,000 from an individual who is the father of an Officer of the Company, and $10,000 from a Director of the Company. All of the notes payable were issued with an interest rate of 7% per annum; no interest payments are due until maturity. The fair value of the notes payable is estimated as the present value of the future cash flows at a 9% effective borrowing rate, or $47,735 as of December 31, 2002.

Annual maturities of notes payable consist of $50,000 due during the year ending December 31, 2004.

NOTE 6 - INCOME TAXES

The Company did not pay any federal or state income taxes in 2002 or 2001. As of December 31, 2002, the Company had net operating loss carry forwards for federal income tax reporting purposes of $83,575, which, if unused, will expire between 2022 and 2023. The operating loss carry forwards resulted in the following net deferred tax assets at December 31, 2002 and 2001, for which a valuation allowance has been provided:
                                            2002      2001
                                          --------  --------

     Operating loss carry forwards        $ 28,416  $ 13,986
     Value allowance                       (28,416)  (13,986)
                                          --------  --------

       Total Deferred Tax Assets          $      -  $      -
                                          ========  ========


The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2002 and 2001:

                                            2002      2001
                                          -------   -------

     Tax at federal statutory rate (34%)  $(14,430) $(2,976)
     Non-deductible expenses                     -     1,350
     Change in valuation allowance          14,430     1,626
                                          --------  --------

       Provision for Income Taxes         $      -  $      -
                                          ========  ========

Non-deductible expenses during 2001included fines and penalties related to back-taxes paid to the State of California Franchise
Tax Board.

NOTE 7 - STOCKHOLDERS' EQUITY

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

During the year ended December 31, 2002, the Company issued 500,000 shares of common stock for services valued at $5,000 or $0.01 per share.

The Board of Directors acknowledged the Company's obligation to the President of the Company of $20,000 for services received during the year ended December 31, 2002. The $20,000 has been recognized in accrued liabilities at December 31, 2002.

NOTE 8 - STOCK OPTIONS

During March 2003, the board of directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" (the "Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Board has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to its employees, officers or directors. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. Under the Plan, the board of directors shall determine which eligible persons are to receive Incentive Options or Non-Statutory grants or stock issuances in accordance with the Plan. The board of directors also set the exercise price per share of options granted. The option terms shall not exceed ten years from the option grant date.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Environmental Protection Agency (EPA) has listed Eureka, Utah, as a superfund clean-up site for lead contamination. No claims have been made against the Company relative to its leased mining properties which are located near Eureka. The Company has not received any notices from the EPA, and does not expect or anticipate that the superfund clean-up site will be expanded to include any of the Company's leased properties. The Company is also not aware of any state or federal agency's plan or intention to do any environmental clean up or other work in or adjacent to the Company's properties. North Beck, the lessor of the Company's mining properties has agreed to indemnify and hold the Company harmless from and against any past environmental claims or liability. As a result, the Company does not expect that an expansion of the superfund site to involve the Company's leased mining properties would have an impact on the Company or its operations.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     DIRECTORS. Under the Company's Articles and Bylaws, the directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Interim replacements for vacancies on the Board of Directors are appointed by the remaining, incumbent directors. As stated elsewhere herein, Anticline's Board of Directors is currently composed of two (2) members. No director that was appointed or elected during any of the past five fiscal years has declined to serve, and none has been found unable or unfit to serve.

     EXECUTIVE OFFICERS. The Company's officers hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Anticline's Bylaws specify that its officers shall be a president, one or more vice presidents, a secretary and a treasurer. Interim replacements for officers that have resigned or been terminated are appointed by the Board of Directors. The following sets forth pertinent information about each of Anticline's directors and executive officers:

     The current directors and officers of Anticline are as follows:

Name                        Age       Position
------------------        -------     -----------------------------------
John Michael Coombs           48      President, Chief Executive Officer,
                                      Director (Chairman of the Board)

Terry Pantelakis              61      Secretary/Treasurer and Director


     The Company does not currently have a vice president or any other officer or director.

JOHN MICHAEL COOMBS, Chairman of the Board, CEO and President. Mr. Coombs practices law in the Salt Lake City, Utah, with the law firm of MABEY & COOMBS, L.C., a law firm started in 2000. During the past five years, Mr. Coombs has, from time to time or on occasion, acted as an arbitrator for the National Association of Securities Dealers, Inc. (NASD). Mr. Coombs has served as an officer and director of Anticline since the mid-to-late 1970's when he attended school in California. Since becoming an attorney in 1982, Mr. Coombs has specialized in general corporate matters, particularly civil and business litigation. In 1977, Mr. Coombs graduated with a B.A. degree from Gonzaga University, Spokane, Washington. In 1981, he graduated from Loyola Law School in downtown Los Angeles, the adjunct law school to Loyola Marymount University in Westchester, California. Mr. Coombs received an honorable discharge from the United States Marine Corps (USMC) in 1975. He has been a member of the Screen Actor's Guild (SAG) since 1978. He is married with three sons.

TERRY PANTELAKIS, Director and Secretary/Treasurer.   Mr. Pantelakis has been a
principal of AAA Jewelers & Loans, Inc., a Salt Lake City, Utah, jewelry store and pawnshop, since 1963, a business started by his father in the 1940's. Mr. Pantelakis graduated from the Gemological Institute of America in 1959 and is a certified gemologist. As a result of his occupation, Mr. Pantelakis is knowledgeable about, and familiar with, precious metals.

Between 1995 and 1999, both Messrs. Coombs and Pantelakis together served on the board of a company then-known as Vis Viva Corporation, a Nevada corporation whose name was changed in February 2000 to WideBand Corporation, a computer hardware manufacturing company, and which trades on the OTC Bulletin Board under the symbol ZWBC. When this company's name was changed to WideBand Corporation, Messrs. Coombs and Pantelakis resigned from their positions as officers and directors. Mr. Pantelakis also previously served on the board of a company that was listed on the OTC Bulletin Board under the symbol PAWN and known as Pawnbrokers Exchange, Inc.



Neither Mr. Coombs nor Mr. Pantelakis devote their full time to the management of the Company. Each intends to devote such amount of time as that person's responsibilities require, but none of them work, or will work, full time for the Company. Since both individuals have full-time jobs, each estimates that they will devote between 1% and 10% of their time to the Company. Also, no family relationship exists among any of the named directors and executive officers. None of the directors or officers has ever been employed by a mining company and none has any college or university degree involving mining.

No arrangement or understanding exists between or among any of the directors or executive officers and any other person pursuant to which any director was elected, or any executive officer was appointed. None of the Company's directors or officers are currently directors or officers of any other company registered under the Securities Exchange Act of 1934.

No officer or director has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind. None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer of the Company.

None of the Company's directors, officers, or principal shareholders has been involved in any legal proceeding during the past five (5) years arising from any of the following events that would be material in evaluating the ability or integrity of any such person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting that person's involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities, or commodities law and the judgment has not been reversed, suspended, or vacated.

     BOARD MEETINGS. Pursuant to Nevada law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2002 by the unanimous consent of all its members, in the absence of formal board meetings.

     STANDING AUDIT AND COMPENSATION COMMITTEES; NO OTHER COMMITTEES. The Board of Directors has not established Compensation or Audit Committees. At present, the Board does not have a nominating committee, or any other Board committees. Under the Plan that it adopted and which is attached hereto as
Exhibit 10, the Board must nominate and appoint a Committee and a Plan Administrator to oversee and administer the Plan. To date, the Board has not done such.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's Form 10-SB/A registration statement. Therefore, as of the date of this Annual Report on Form 10-KSB, these persons have been subject to the requirements of
Section 16(a).  Anticline has informed these persons of their obligations under
Section 16(a). Further, the Company has set up a procedure whereby periodically it will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to the Company; (iii) request written representations from them that no other transactions were required; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year 2002. As a result of the Board's March 14, 2003 authorization to issue of 500,000 shares to Messrs. Coombs and Pantelakis for services rendered in 2002, shares that will only be issued when registered on Form S-8, both individuals will be timely filing applicable reporting forms with the Commission disclosing these increases in their respective ownership interests.

     DIRECTOR AND OFFICER LIABILITY LIMITATION. The Company's Articles of Incorporation and Bylaws, both of which were exhibits to the Company's registration statement on Form 10-SB/A, limit the personal liability of directors, officers and the Company's shareholders to the full extent allowed by Nevada law. This is a risk factor that an investor or potential investor should consider because it means that a disgruntled or injured investor's remedies may not be as significant or meaningful as might otherwise be the case in the absence of these statutory and common law protections. See also Risk Factor No. 11 in the beginning of this document above titled "Indemnification of Officers and Directors."


ITEM 10.   EXECUTIVE COMPENSATION

     COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS. Because Anticline's officers and directors are the same persons, the Company is discussing both categories of persons together under this disclosure item. This includes those persons referred to under Item 402 of Regulation S-B as "Named Executive Officers."

Other than as modified by the 2003 Stock Option/Stock Issuance Plan ("Plan") adopted by the Board on March 14, 2003 and discussed elsewhere herein, the Company does NOT have any contracts with or contractual arrangements for compensation of directors or officers. The Company also does NOT pay any monetary fees or other form of cash compensation for their services. Directors and officers are entitled to receive reimbursement of out-of-pocket expenses incurred by them on behalf of the Company. Because none of the Company's officers or directors, during any of the last three (3) fiscal years, received individual total annual salary and bonus in excess of $100,000 for any fiscal year, the Company has NOT included a table under this item describing such compensation as would otherwise be required. Based on the Instruction to Item 402(b) of Regulation S-B, the Company also has NOT included such a table for any years prior to the current fiscal year because Anticline was not a "reporting company" in any year prior to fiscal 2002. Such compensation, if it had occurred, would include the dollar value of base salaries and bonus awards, the number and value of stock options granted, and any other compensation, if any, none of which occurred other than the 500,000 shares to be issued to officers and directors for services rendered by them during the fiscal year ended December 31, 2002 and which are more specifically described in this Item 10 and also Item 11 immediately below.

As additionally disclosed in the Item 11 immediately below, for the year ended December 31, 2002, the Company's president, CEO and Chairman of the Board, John Michael Coombs, was issued 300,000 common shares for services he rendered during 2002. Mr. Pantelakis, the Company's secretary/treasurer and a director, was issued 200,000 common shares for services he rendered during 2002. This total of 500,000 shares was granted on March 14, 2003 when no market existed for the Company's shares. The Board estimated the value of the services rendered and shares granted at $5,000, or $0.01 per share, there being no market for the Company's stock on March 14, 2003 or any earlier date. See Ex. 99 attached hereto. Because these recently authorized 500,000 shares were earned in 2002, they are reflected as issued and outstanding as of the Company's year-end. See
Item 7 above, titled "Financial Statements."

Because the Company has no subsidiaries, no officer or director simultaneously served during the fiscal year or any of the prior two (2) fiscal years as an officer or director of any subsidiary. As a result, there is no compensation received by any such person from a subsidiary to disclose.

No third party received any compensation from the Company in stock, stock options or the like for services rendered the Company during the fiscal year, consideration that was awarded in lieu of cash.

     ADOPTION OF A 2003 STOCK OPTION/STOCK ISSUANCE PLAN. In the year-end written consent of directors attached hereto and incorporated by reference as
Exhibit 99, the Company's directors approved a plan ("2003 Stock Option/Stock Issuance Plan" or "Plan") for the granting of stock, stock options and stock appreciation rights (SARs) with a view to the eventual filing of a registration on Form S-8 with the Commission. See Item 402(a)(6)(ii) of Regulation S-B defining the word "plan." A true and complete copy of this Plan is attached hereto as Exhibit 10. The Plan was approved on March 14, 2003, to enable the Company to attract and retain experienced and able directors, officers, employees and similar individuals, including consultants, who provide significant services to the Company and who are eligible under the Plan to receive qualified and non-qualified plan awards. Because the Plan speaks for itself and because it may not be accurate or fair to attempt to summarize such Plan in its entirety, reference is made to the entire Plan, Ex. 10 to this document. As of the date of this filing, the Plan authorizes the total issuance of one million five hundred thousand (1,500,000) shares of common stock to be administered under the Plan. To date the Company has not issued any non-restricted stock, options, or stock appreciation rights awardable under the Plan. However, the Company determined an option purchase price of one cent ($0.01) per share on the first 500,000 shares issuable to officers and directors under the Plan. See Ex. 99 hereto. Any option to acquire such shares has not as yet been granted to any officer or director or anyone else because no such option has as yet been earned during fiscal 2003. The Plan contemplates that at such time as an option to acquire any such shares is earned, the optionee and the Company will enter into a written stock option agreement. The option price figure of one cent ($0.01) per share on the first 500,000 shares was determined on March 14, 2003, when there was no trading market for the Company's securities. The estimated or reasonable book value of the Company on March 14, 2003, or absence thereof, was also a factor taken into consideration by the board when the option price was determined. These and other option shares are likely to be registered at some point in the future on an S-8 registration statement and thus, they are likely to be issued to the designated optionee, only after the option consideration has been paid to the Company, without the typical or standard Rule 144 restrictive legend but instead, they are likely to bear a "control person" or "soft legend" and may thereafter be freely tradeable in interstate commerce only at such time as the recipient/officer or director is no longer affiliated with the Company and otherwise has an exemption from registration or his or her subsequent offer, sale or other disposition of the shares. See Exs. 10 and 99 hereto; see also additional references to this Plan in Part I, Item 1, "Description of Business" above. See also the "Dilution" risk factor identified and discussed above.

     NO RETIREMENT, PENSION OR PROFIT SHARING PLANS. At present, directors and officers do NOT receive any award of options, warrants, or stock appreciation rights (SAR's) for their services. There are no retirement, pension, or profit sharing plans for the benefit of officers, directors or key employees as of the date of this filing.

     OPTION/STOCK APPRECIATION RIGHTS (SAR) GRANTS TABLE. This table has been omitted because there has been no compensation awarded in the form of options or SARs awarded to, earned by, or paid to any Company officer or director during any pertinent fiscal year as required to be covered by such a table.

     AGGREGATED OPTION/STOCK APPRECIATION RIGHTS (SAR) EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE. This table has been omitted because there has been no compensation in the form of options or SARs awarded or paid to, or earned, exercised, or retained by, any Company officer or director during any pertinent fiscal year as required to be covered by such a table.

     LONG-TERM INCENTIVE PLAN (LTIP) AWARDS TABLE. This table has been omitted because there has been no compensation in the form of long-term incentive awards that have been granted or paid to, or earned, exercised, or retained by, any Company officer or director during any pertinent fiscal year as required to be covered by such a table.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the Company's common stock with respect each person known to be the owner of 5% or more of the common capital stock of the Company, each director, each officer, and all executive officers, directors and 5% or greater shareholders of the Company as a group. As of the date of this document there are 5,713,112 common capital shares issued and outstanding, 5 million of which are "restricted."


                                                                 Percent of
                                    Number of Shares of          Ownership of
                                      Common Stock               Common Stock
Name of Beneficial Owner            Beneficially* Owned          Outstanding
----------------------------       ---------------------         ------------
John Michael Coombs (1)
2435 Scenic Drive
Salt Lake City, Utah 84109               5,300,000(2)                 92.76%

Terry S. Pantelakis (3)
3000 Connor Street
Salt Lake City, Utah 84109                 200,000(4)                 3.5%


Directors and officers as a
 group (2 persons only)                  5,500,000                    96.2%



-------------------------------
* Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Nonetheless, the Company has no outstanding stock options, warrants or compensation plans of any kind.


 (1) Mr. Coombs is the president, CEO, and Chairman of the Board of the Company. He has been an officer and director of the Company since the mid-1970's. He was elected as a director at a shareholders' meeting held on July 26, 2001. As of the date of this report, Mr. Coombs has advanced the Company $6,075.

  (2) This figure represents the 5,000,000 "restricted" shares acquired by virtue of the August 10, 2001, mining lease agreement with North Beck Joint Venture, LLC, a Utah limited liability company of which Mr. Coombs is the manager. The owners of North Beck Joint Venture, LLC, are the John Michael Coombs Family Living Trust, Coombs Brothers Investment Co., LLC, a Utah limited liability company, and The Kathleen C. Remington Trust, JM Coombs, Trustee. Mr. Coombs also controls each of these members of North Beck, both directly and indirectly. This total figure of 5,300,000 also includes the 300,000 shares issued to Mr. Coombs, individually, for services rendered by him in 2002 and which the Company will physically issue at such time as it files a Form S-8 registration statement registering such shares with the Commission.

(3) Mr. Pantelakis is the secretary/treasurer of the Company and a director. He was elected a director at a shareholders' meeting held on July 26, 2001. Mr. Pantelakis has loaned the Company $10,000.

(4) This figure represents the 200,000 shares issued to Mr. Pantelakis for services rendered by him in 2002 and which the Company will physically issue at such time as it files a Form S-8 registration statement registering such shares with the Commission.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through business entities in which they may have an interest, hold an office or serve on the boards of directors. The directors and officers of the Company also have other business interests to which they devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between the Company and its directors and officers. Company management believes, however, that these conflicts can be resolved through the exercise by these individuals of reasonable judgment consistent with their respective fiduciary duties to the Company. The officers and directors of the Company intend to resolve such conflicts in the best interests of the Company. Moreover, the officers and directors will devote their time to the affairs of the Company as they deem necessary.

The Company has not been a party to any transaction, or proposed transaction, in which any director, executive officer, or principal shareholder had or will have a direct or indirect material interest, where: (1) the amount involved in the transaction or series of similar transactions exceeds $60,000; or (2) the person's interest arises solely from the ownership of the Company's securities, and the person receives no extra or special benefit not shared equally (pro rata) by all holders of the same class of securities.

The Board of Directors of the Company has not adopted or approved any policy regarding future transactions with related third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     None.


     The following Exhibits are filed as a part of this Annual Report on Form 10-KSB.


Exhibit
Number           Description*

10        2003 Stock Option/Stock Issuance Plan

99 March 14, 2003, Written Consent Resolution of Directors for the fiscal year ended December 31, 2002


     * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.



ITEM 14.  CONTROLS AND PROCEDURES.


     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Treasurer has evaluated the Company's disclosure controls and procedures within 90 days prior to the date of this report, and has concluded that these controls and procedures are effective.

      (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the evaluation date.



                           SIGNATURES

     In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Anticline Uranium, Inc., has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANTICLINE URANIUM, INC., Issuer


                                  /s/ John Michael Coombs

                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board
                                  Dated:  March 31, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                              /s/ John Michael Coombs

                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer and
                                   CFO (Principal Accounting and Financial
                                   Officer)
                                        Dated:  March 31, 2003

                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, John Michael Coombs, Chairman of the Board, President, Chief Executive Officer, and CFO (Principal Accounting and Financial Officer) of Anticline Uranium, Inc. (the "Registrant"), certify that:
     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. As the Registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including any consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this
         Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report, the Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. As the Registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. As the Registrant's certifying officer, I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 31, 2003                   /s/ John Michael Coombs
                                      -------------------------------
                                         John Michael Coombs,
                                        CEO, President, CFO, and
                                         Chairman of the Board

                   CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Terry Pantelakis, Secretary/Treasurer and a director of Anticline Uranium, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and me are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 31, 2003              Signature:   /s/ Terry Pantelakis

                                               ---------------------
                                               Terry Pantelakis
                                               Secretary/Treasurer and director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Anticline Uranium, Inc. (the "Registrant") on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), we, John Michael Coombs, CEO, President, and Chairman of the Board of the Registrant, and Terry Pantelakis, Secretary/Treasurer and a director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Dated: March 31, 2003                         /s/ John Michael Coombs

                                             -------------------------------
                                             John Michael Coombs,
                                             CEO, President, CFO, and Chairman
                                             of the Board


                                             /s/ Terry Pantelakis
Dated:  March 31, 2003
                                            -------------------------------
                                            Terry Pantelakis
                                            Secretary/Treasurer and director


