Form 10QSB
period 2003-03-31
ANTICLINE URANIUM INC
filed 2003-05-15
CIK 6732

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                  ----------------------------

                           FORM 10-QSB

                  ---------------------------

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003



( )  TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

   For the transition period from  ___________ to ___________

                Commission File Number:  0-49655



                     ANTICLINE URANIUM, INC.
                     -----------------------
(Exact name of small business issuer as specified in its charter)


       NEVADA                                  87-0678927
       ------                                  ----------
 (State of incorporation)               (I.R.S. EMPLOYER ID NO.)



              3098 South Highland Drive, Suite 323
     Salt Lake City, Utah                         84106-6001
     -------------------------------------------------------
   (Address of principal executive offices)         (Zip Code)


                         (801) 467-2021
                         --------------
        (Issuer's telephone number, including area code)


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                       Outstanding as of May 14, 2003
------------------            -----------------------------------

Common Capital Voting Stock,            5,713,112 shares
$0.001 par value per share


                   FORWARD-LOOKING STATEMENTS

This third Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-
statements.   All statements made in this Report or in another
Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective
Reports.   Important factors could cause actual results to differ
from those expressed in the forward-looking statements.


                                        1

                 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


ANTICLINE URANIUM, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)


                                                             March 31,   December 31,
ASSETS                                                         2003           2002
-------------------------------------------------------------------------------------

Current Assets
Cash                                                      $         18       $      -
-------------------------------------------------------------------------------------

Total Current Assets                                                18              -

Total Assets                                              $         18       $      -
=====================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities                                          $  33,764       $ 26,441
Advance from related party                                       7,325          6,075
-------------------------------------------------------------------------------------

Total Current Liabilities                                       41,089         32,516
-------------------------------------------------------------------------------------

Long-Term Liabilities
Notes payable                                                   20,000         20,000
Notes payable - related parties                                 30,000         30,000
-------------------------------------------------------------------------------------

Total Long-Term Liabilities                                     50,000         50,000
-------------------------------------------------------------------------------------

Commitments and Contingencies - Note 9

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000 shares
authorized; 5,713,112 shares issued and outstanding              5,713          5,713
Additional paid-in capital                                     665,977        665,977
Deficit accumulated prior to inception of the exploration     (703,013)      (703,013)
Deficit accumulated during the exploration stage               (59,748)       (51,193)
-------------------------------------------------------------------------------------

Total Stockholders' Deficit                                    (91,071)       (82,516)
-------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit               $      18       $      -
=====================================================================================




See the notes to the unaudited condensed financial statements.

                                        2


ANTICLINE URANIUM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                     For the Period
                                                                                    from August 10,
                                                                                      2001 (Date of
                                                                                     Inception of the
                                                     For the Three Months Ended     Exploration Stage)
                                                              March 31,                 through
                                                     --------------------------        March 31,
                                                         2003            2002            2003
-----------------------------------------------------------------------------------------------------


General and Administrative Expenses                  $  (7,672)     $   (4,441)     $ (54,572)

Interest Expense                                          (883)           (862)        (6,099)

Other Income                                                 -              12            923
---------------------------------------------------------------------------------------------

Net Loss                                             $  (8,555)     $   (5,291)     $ (59,748)
=============================================================================================

Basic Loss Per Common Share                          $       -      $        -
------------------------------------------------------------------------------

Weighted-Average Common Shares Outstanding           5,713,112       5,213,112
------------------------------------------------------------------------------



See the notes to the unaudited condensed financial statements.

                                        3


ANTICLINE URANIUM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                               For the Period
                                                                              from August 10,
                                                                              2001 (Date of
                                                                              Inception of the
                                                 For the Three Months Ended  Exploration Stage)
                                                       March 31,                 through
                                                 --------------------------     March 31,
                                                    2003           2002           2003
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss                                         $ (8,555)      $ (5,291)      $ (59,748)
Adjustments to reconcile net loss to net c
  ash used by operating activities:
Stock issued for services                               -              -           5,000
Contributed services                                    -              -             525
Changes in operating assets and liabilities:
Accrued liabilities                                 7,323            862          (3,084)
-----------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities              (1,232)        (4,429)        (57,307)
-----------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Proceeds from notes payable from related party          -              -          50,000
Proceeds from advance from related party            1,250              -           7,325
-----------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities           1,250              -          57,325
-----------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                        18         (4,429)             18

Cash at Beginning of Period                             -          6,667               -
-----------------------------------------------------------------------------------------------

Cash at End of Period                            $     18       $  2,238       $      18
===============================================================================================




See the notes to the unaudited condensed financial statements.

                                        4



                     ANTICLINE URANIUM, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED)

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

Interim   Financial   Statements  -  The  accompanying   unaudited condensed
financial statements do not include all disclosures normally required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Form 10-KSB filed on April 11, 2003. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed
financial   statements  and  consist  of  only  normal   recurring adjustments.
The results of operations presented in the accompanying unaudited condensed financial statements for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures in the accompanying financial statements. Actual results could differ from those estimates.

Basic Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the
period.  There were no potentially issuable common  shares.   Accordingly
diluted  loss  per  share  is not presented.

NOTE 2 - BUSINESS CONDITION

During the three months ended March 31, 2003, the Company incurred a loss of $8,555 and used cash from operating activities of $1,232. The Company had no revenues from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - ADVANCE FROM RELATED PARTY

An officer of the Company loaned the Company a total of $1,250 during the quarter in order to pay general and administrative expenses incurred during the previous quarter. As of March 31, 2003, such officer has advanced the Company a total of $7,325, nearly all of which has been spent on accounting fees and costs and transfer agency fees and costs incurred during 2002 and within the last quarter. During April 2002, such officer advanced the Company an additional $210.

NOTE 5--STOCK OPTIONS

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

The Company has been in the process of reactivating itself and is now in the position of determining what business opportunities are available to it, including evaluating the possible future exploration of the patented mining claims it has acquired by lease agreement ("the North Beck Claims"). Prior to the filing of its registration statement on Form 10-SB on March 1, 2002, the Company had been dormant and inactive.

Recent Events

On March 14, 2003, by unanimous written consent of the Company's directors, the Company authorized the issuance of 500,000 shares of common stock to two officers and directors in exchange for $5,000 worth of services rendered the Company during 2002. A copy of this written consent of directors is attached as an exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission as recently as April 11, 2003. These shares were authorized to be issued at a value of one cent ($0.01) per share. The stock will not be physically issued by the Company's transfer agent until the Company registers the same with the Commission on a Form S-8 registration statement, something the Company intends to do within the next two to four weeks. Because the shares were earned in 2002, the Company's year-end financial statements filed with its Form 10-KSB treat these additional 500,000 shares as issued and outstanding as of December 31, 2002. Thus, the Company now has a total of 5,713,112 shares issued and outstanding.

In the same written consent of directors, the board of directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" (the "Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Board has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to its employees, officers or directors. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. Under the Plan, the board of directors shall determine which eligible persons are to receive Incentive Options or Non-Statutory grants or stock issuances in accordance with the Plan. The board of directors also set the exercise price per share of options granted. The option terms shall not exceed ten years from the option grant date.

Plan of Operation

During the quarter ended March 31, 2003, Anticline did not conduct any business activity that resulted in revenues. All of its activities during the quarter were devoted to further reactivating itself, preparing and filing its Annual Report for 2002 on Form 10KSB, and otherwise further establishing a business plan and plan of operation.

The working capital of the Company at March 31, 2003, was essentially zero. During the quarter, and in order to pay accounting and transfer agent fees and expenses incurred during the previous quarter, the Company's president, John Michael Coombs, advanced the Company a total of $1,250. Since that date, Mr. Coombs advanced the Company an additional $210 or a total of $1,460 since January 1, 2003, nearly all of which has been used to pay accounting fees and expenses. At the moment, the Company owes its auditors approximately $2,500, a figure that does not include the cost of the review necessary to file this Quarterly Report.

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

No commercial quantities of silver or gold have been discovered on the North Beck Claims sufficient to implement any development program. If funds become available and the Company can initiate an exploration program, the Company will be in a better position to determinate the commercial viability, if any, of the North Beck Claims.

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



PART II - OTHER INFORMATION

Item 5.  Other information.

           None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

     None. All Sarbanes-Oxley certifications are after the signature line at the end of this document.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ANTICLINE URANIUM, INC.
                               (Issuer)


Dated:  May 14, 2003
                                  /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board
                                  Dated:  May 2, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 14, 2003

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


                    CERTIFICATION PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, John Michael Coombs, Chairman of the Board, President, Chief
Executive Officer, and CFO (Principal Accounting and Financial
Officer) of Anticline Uranium, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. As the Registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including any consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation
          Date"); and

     c) presented in this Quarterly Report, the Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. As the Registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. As the Registrant's certifying officer, I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 14, 2003                    /s/ John Michael Coombs
                                      -------------------------------
                                       John Michael Coombs,
                                       CEO, President, CFO, and
                                       Chairman of the Board


                       CERTIFICATION PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Terry Pantelakis, Secretary/Treasurer and a director of Anticline Uranium, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and me are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: May 14, 2003            Signature:   /s/ Terry Pantelakis
                                           ---------------------
                                           Terry Pantelakis
                                           Secretary/Treasurer and
                                            director



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Anticline Uranium, Inc. (the "Registrant") on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), we, John Michael Coombs, CEO, President, and Chairman of the Board of the Registrant, and Terry Pantelakis, Secretary/Treasurer and a director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the
Registrant.


Dated: May 14, 2003                       /s/ John Michael Coombs
                                         -----------------------------
                                         John Michael Coombs,
                                          CEO, President, CFO, and
                                          Chairman of the Board


                                          /s/ Terry Pantelakis
Dated:  May 14, 2003                     -----------------------------
                                         Terry Pantelakis
                                          Secretary/Treasurer and
                                          director


