Form 10QSB
period 2003-06-30
ANTICLINE URANIUM INC
filed 2003-08-19
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------   --------------------

                       Commission File No. 0-49655
                                           -------


                         ANTICLINE URANIUM, INC.
                         -----------------------
     (Exact Name of Small Business Issuer as specified in its Charter)


             Utah                                      87-0678927
             ----                                      ----------
  (State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
    incorporation or organization)


                        2120 South 700 East, #H183
                        Salt Lake City, Utah 84106
                        --------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 583-9900
                                            --------------

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                     N/A

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes    No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                             June 30, 2003

                    Common Voting Stock - 5,213,112 shares

Transitional Small Business Disclosure Format (Check one):  Yes X   No

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]
            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                        JUNE 30, 2003

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]



                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
           June 30, 2003 and December 31, 2002                      2

        Unaudited Condensed Statements of Operations,
           for the three and six months ended June 30,
           2003 and 2002, and for the period from the
           entering of exploration stage on August 10,
           2001 through June 30, 2003                               3

        Unaudited Condensed Statements of Cash Flows for
           the six months ended June 30, 2003 and 2002, and
           for the period from the entering of exploration
           stage on August 10, 2001 through June 30, 2003           4

        Notes to Unaudited Condensed Financial Statements      5 - 11

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]
                UNAUDITED CONDENSED BALANCE SHEETS


                   ASSETS                             June 30,  December 31,
                                                        2003         2002
CURRENT ASSETS:
     Cash                                            $       -   $       -
                                                     ---------   ---------
          Total Current Assets                               -           -
                                                     ---------   ---------
                                                     $       -   $       -
                                                     =========   =========
      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                  $       6   $       8
     Accounts payable                                        -      21,200
     Advance from related party                              -       6,075
     Accrued interest                                        -       5,233
     Advance from Lipidviro                            134,816           -
                                                     ---------   ---------
          Total Current Liabilities                    134,822      32,516
                                                     ---------   ---------

LONG-TERM LIABILITIES:
     Notes payable                                           -      20,000
     Notes payable-related party                             -      30,000
                                                     ---------   ---------
                                                             -      50,000
                                                     ---------   ---------
          Total Liabilities                            134,822      82,516
                                                     ---------   ---------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common Stock, $.001 par value; 50,000,000
      shares authorized; 5,213,112 and 5,713,112 shares
      issued and outstanding, respectively               5,213       5,713
     Capital in excess of par value                    628,034     665,977
     Retained deficit                                 (703,013)   (703,013)
     Deficit accumulated during the
     exploration stage                                 (65,056)    (51,193)
                                                    ----------   ---------
          Total Stockholders' Equity (Deficit)        (134,822)    (82,516)
                                                    ----------   ---------
                                                    $        -   $       -
                                                    ==========   =========

Note: The Balance Sheet of December 31, 2002, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]
            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                              From Entering of
                              For the Three  For the Six     Exploration Stage
                               Months Ended  Months Ended     on August 10,
                                 June 30,      June 30,       2001 through
                              2003     2002  2003    2002     June 30, 2003
REVENUE:                    $     -  $     -  $     -  $     -  $        -
                            -------  -------  -------  -------  ----------
OPERATING EXPENSES:
 General and
 Administrative               4,495    5,035   12,167    9,476      59,067
                            -------  -------  -------  -------  ----------
LOSS FROM OPERATIONS         (4,495)  (5,035) (12,167)  (9,476)    (59,067)
                            -------  -------  -------  -------  ----------
OTHER INCOME (EXPENSE):
 Interest and other income        -        5        -       17         923
 Interest expense              (813)    (875)  (1,696)  (1,737)     (6,912)
                            -------  -------  -------  -------  ----------
    Total Other Income
    (Expense)                  (813)    (870)  (1,696)  (1,720)     (5,989)
                            -------  -------  -------  -------  ----------
LOSS BEFORE INCOME TAXES     (5,308)  (5,905) (13,863) (11,196)    (65,056)

CURRENT TAX EXPENSE               -        -        -        -           -

DEFERRED TAX EXPENSE              -        -        -        -           -
                            -------  -------  -------  -------  ----------
NET LOSS                    $(5,308) $(5,905)$(13,863)$(11,196) $  (65,056)
                            -------  -------  -------  -------  ----------
LOSS PER COMMON SHARE       $  (.00) $  (.00) $  (.00) $  (.00) $     (.01)
                            -------  -------  -------  -------  ----------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]
          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                            From Entering
                                             For the Six    Exploration Stage
                                             Months Ended   on August 10,
                                              June 30,      2001, through
                                           2003        2002   June 30, 2003
Cash Flows From Operating Activities:
Net Income (loss)                          $ (13,863)  $ (11,196) $ (65,056)
Adjustments to reconcile net loss to net
cash used by operating activities:
     Non-cash expenses                             -           -      5,000
     Contributed services                          -           -        525
Changes in assets and liabilities:
     Increase (decrease) in accounts payable (13,814)     (9,247)   (29,445)
     Increase (decrease) in accrued interest  (1,062)          -      4,154
                                           ---------   ---------   --------
          Net Cash Provided (Used) by
          Operating Activities               (28,739)     (4,614)   (84,822)
                                           ---------   ---------   --------
Cash Flows From Investing Activities               -           -          -
                                           ---------   ---------   --------
          Net Cash Provided by
          Investing Activities                     -           -          -
                                           ---------   ---------   --------
Cash Flows From Financing Activities:
     Proceeds (payments) on bank overdraft        (2)          -          6
     Advances from a related party             3,960           -     10,035
     Payments on advances from related party (10,035)          -    (10,035)
     Advance from Lipidviro                  134,816           -    134,816
     Proceeds from notes payable                   -           -     50,000
     Payments on notes payable               (50,000)          -    (50,000)
     Payments on repurchase common stock     (50,000)          -    (50,000)
                                           ---------   ---------   --------
          Net Cash Provided by Financing
          Activities                          28,739           -     84,822
                                           ---------   ---------   --------
Net Increase (Decrease) in Cash                    -      (4,614)         -

Cash at Beginning of Period                        -       6,667          -
                                           ---------   ---------   --------
Cash at End of Period                      $       -   $   2,053   $      -
                                           =========   =========   ========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
      Interest                             $   2,758   $       -   $      -
      Income taxes                         $       -   $       -   $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
     For the six months ended June 30, 2003:
      In June 2003, shareholders of the Company forgave accrued interest of $4,171 and accrued expenses of $7,386. Due to the related party nature of the debt forgiveness, these have been accounted for as capital contributions.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Anticline Uranium, Inc. ("the Company") was organized under the laws of the State of California on October 19, 1954. The Company was incorporated for the purpose of exploring, prospecting for, mining and treating uranium and other minerals in Utah and to acquire and sell mineral estates including oil and gas properties and rights. In 1955, The Company completed a public offering of its Class A common shares, designated to be issued to the public for $282,000 and issued Class B common shares, designated as incentive compensation for services. The proceeds from the public offering were used for incorporation expenses, exploration of mining claims, equipment and payment of wages. The Company became inactive shortly after its public offering and remained dormant until June 2001, when it was reactivated and received proceeds from the issuance of notes payable. The Company used the proceeds of its notes payable to pay back taxes to the State of California Franchise Tax Board in order to reinstate its corporate charter.

In July 2001, the Company held a court-ordered shareholders' meeting where, by order of law, a new Board of Directors was elected. The shareholders voted to consolidate the Class A and Class B stock into one class of common stock, to change the par value of the stock from $0.10 to $0.001 per share and to increase the authorized number of common shares to 50,000,000. As a result of the meeting, the Company was controlled by the owners of North Beck Joint Venture LLC ("North Beck").

In October 2001, the Company changed its domicile from California to Nevada by merging with and into a wholly owned subsidiary with the same name and the Nevada entity being the surviving entity. The merger provided that the shares of the California corporation were exchanged for shares in the Nevada corporation on a 1-for-100 basis. The stock-for-stock exchange was accounted for as a reverse stock split. The shareholders later approved a 4-for-1 forward stock split effective December 31, 2001. The net effect of the two stock splits is a 25-to-1 reverse stock split. The financial statements have been restated for all periods presented to reflect both stock splits.

In August 2001, North Beck transferred to the Company 96.5% of the rights to certain mining claims in the Tintic Mining District of Juab County, Utah under the terms of a lease agreement ("Mining Lease") for a period of five years in exchange for 5,000,000 shares of the Company's common stock and for the Company's commitment and obligation to spend $15,000 over the five-year lease term in exploration, mining, development or incurring similar costs for the benefit of the property subject to the Mining Lease.

On June 24, 2003, the Company became a subsidiary of Lipidviro Tech Inc. ("Lipidviro") pursuant to a Share Purchase Agreement with North Beck. The agreement called for Lipidviro to pay $65,718 to North Beck to acquire 5,000,000 shares of the Company's common stock which was owned by North Beck wherein the Company became a 95.9% owned subsidiary of Lipidviro [See Note 2].

The Company currently has no on-going operations but is seeking potential business opportunities. As a result of the Mining Lease, the Company is considered to have entered into the exploration stage on August 10, 2001.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Debt Extinguishment - The Company accounts for extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the requirement that gains and losses from extinguishment of debt be classified as an extraordinary item.

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 5].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-100 reverse stock split effected on October 4, 2001 and a 4-for-1 forward stock split effected on December 31, 2001 [See Note 4].

NOTE 2 - SHARE PURCHASE AGREEMENT

On June 24, 2003, the Company was acquired by Lipidviro pursuant to a Share Purchase Agreement with North Beck. The agreement called for Lipidviro to pay $65,718 to North Beck to acquire 5,000,000 shares of the Company's common stock which was owned by North Beck wherein the Company became a 95.9% owned subsidiary of Lipidviro. The agreement also called for Lipidviro to advance an additional $203,282 to pay costs associated with the acquisition and to reduce the liabilities of the Company. The acquisition closed June 24, 2003 and resulted in a change in control of the Company.

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following at:

                                                June 30,   December 31,
                                                  2003         2002
                                                   ___________   ___________
     7% unsecured notes payable due June 2004      $         -   $    20,000
     7% unsecured notes payable to related parties
       due June 2004                                         -        30,000
                                                   ___________   ___________

                                                   $         -   $    50,000
                                                   ___________   ___________

The Company issued notes payable with three-year maturities totaling $50,000 between June 29, 2001 and July 6, 2001 in order to obtain funds to pay back taxes to the State of California Franchise Tax Board and to pay other miscellaneous expenses in order to revive the Company. The Company borrowed $20,000 from an individual who is the father of an officer of the Company, and $10,000 from a Director of the Company. All the notes payable were issued with an interest rate of 7% per annum with no interest payments due until maturity. In June 2003, the Company repaid the notes payable with accrued interest of $2,758. Accrued interest of $4,171 on the related party notes payable was forgiven and, due to the related party nature of the debt forgiveness, these have been accounted for as capital contributions.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

Common Stock - On October 4, 2001, the Company changed its domicile from California to Nevada by merging with and into a wholly owned subsidiary with the same name and the Nevada entity being the surviving entity. The merger provided that the shares of the California corporation were exchanged for shares in the Nevada corporation on a 1-for-100 basis. The stock-for-stock exchange was accounted for as a reverse stock split. The shareholders later approved a 4-for-1 forward stock split effective December 31, 2001. The net effect of the two stock splits is a 25-to-1 reverse stock split. The financial statements have been restated for all periods presented to reflect both stock splits.

In December 2002, the Company issued 500,000 shares of common stock to officers of the Company for services rendered valued at $5,000 or $0.01 per share.

In June 2003, the Company repurchased and cancelled 500,000 shares of common stock from officers of the Company for $50,000 or $.10 per share.

Capital Contributions - In June 2003, shareholders of the Company forgave accrued interest of $4,171 and accrued expenses of $7,386. Due to the related party nature of the debt forgiveness, these have been accounted for as capital contributions.

Stock Option Plan - In March 2003, the Board of Directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At June 30, 2003, total awards available to be granted from the Plan amounted to 1,500,000.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $65,300, which may be applied against future taxable income and which expire in various years through 2023. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $22,200 and $28,400 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $6,200 during the six months ended June 30, 2003.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                              From Entering of
                               For the Three   For the Six   Exploration Stage
                              Months Ended      Months Ended    on August 10,
                                June 30,          June 30,    2001, Through
                            ________________________________    June 30,
                              2003     2002      2003   2002      2003
                            ________________________________  _____________
   Loss from continuing
   operations available
   to common
   shareholders (numerator) $(5,308)  $(5,905) $(13,863) $(11,196)  $(65,056)
                            _______   _______  ________  ________   ________
   Weighted average number
   of common shares
   outstanding used in loss
   per share for the
   period (denominator)   5,680,145  5,213,112 5,696,537 5,213,112 5,340,108
                          _________  _________ _________ _________ _________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

Advance from Related Party - An officer of the Company loaned the Company a total of $3,960 during the six months ended June 30, 2003 in order to pay general and administrative expenses. In June 2003, the Company repaid the advances.

Advance from Lipidviro - In June 2003, Lipidviro advanced $134,816 to the Company as part of a Share Purchase Agreement [See Note 2]. The amount bears no interest and is due on demand.

Notes Payable - The Company had notes payable related to officers and directors of the Company which were repaid in June 2003 [See Note 3].

Common Stock Issuance/Repurchase - In December 2002, the Company issued 500,000 shares of common stock to officers of the Company for services rendered valued at $5,000. In June 2003, the Company repurchased the 500,000 shares for $50,000 [See Note 4].

Management Compensation - During the six months ended June 30, 2003, the Company accrued an additional $4,500 of compensation to its officers. In June 2003, the Company paid $17,114 to the officers and the remaining balance of $7,386 was forgiven. Due to the related party nature of the debt forgiveness, these have been accounted for as capital contributions.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

Lease Cancellation Fee - In June 2003, the Company paid $3,459 to North Beck to cancel the Mining Lease.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In August 2001, North Beck transferred to the Company 96.5% of the rights to certain mining claims in the Tintic Mining District of Juab County, Utah under the terms of a Mining Lease for a period of five years in exchange for 5,000,000 shares of the Company's common stock. Under the terms of the Mining Lease, the Company was obligated to spend $15,000 over the 5-year lease term in exploration, mining, development or incurring similar costs for the benefit of the property subject to the Mining Lease. Any shortfall at the end of the 5-year lease period was to be due and payable in cash to North Beck. The Company was also obligated to pay a 3.5% net smelter royalty to North Beck on all mineral-bearing ores sold, which royalty was due and payable 45 days after payment was received from the smelter or buyer. The Mining Lease also gave a credit to the Company for the first $30,000 of net smelter royalties owed to North Beck. North Beck also agreed to indemnify and hold the Company harmless from any Environmental Protection Agency ("EPA") claim or claims by a similar state agency based solely on past mining contaminations or other environmental violations or damage. The Mining Lease contained an option to buy the property from North Beck for $3,000,000. On June 24, 2003, the Company paid $3,459 to North Beck to cancel the Mining Lease.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

The EPA has listed Eureka, Utah, as a superfund clean-up site for lead contamination. No claims have been made against the Company related to its leased mining properties which are located near Eureka. The Company has not received any notices from the EPA and does not expect or anticipate that the superfund clean-up site will be expanded to include any of the Company's leased mining properties. The Company is also not aware of any state or federal agency's plan or intention to do any environmental clean up or other work in or adjacent to the Company's leased mining properties. North Beck has indemnified the Company against any past environmental claims or liability.
No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

The Company is currently headquartered in Salt Lake City, Utah. Present and future operations will include: (a) antiviral research of certain substances and compounds that may have marketable anti-viral and anti-bacterial properties for humans, animals and biological fluids; (b) research and development of delivery system(s) for manufacture and delivery of the targeted substances and compounds to humans, animals and biological fluids; (c) development of products that may be produced from the Company's research; (d) building an intellectual property portfolio to protect secrets, inventions and any technology the company may achieve; and (e) raising capital to allow the Company to execute these operations.

Item 3.   Controls and Procedures.
          ------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Chief Operating Officer have evaluated our Company's disclosure controls and procedures as of August 19, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to August 19, 2003.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None; not applicable.


Item 2.   Changes in Securities.
          ----------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          See the Definitive Information Statement that was filed with the Securities and Exchange Commission on July 23, 2003, and which is incorporated herein by reference. See Item 6.

Item 5.   Other Information.
          ------------------

         On June 24, 2003, a Share Purchase Agreement (the "Agreement") was executed by and between North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"), that was the owner of approximately 96% of the outstanding voting securities of the Company, as "Seller," and LipidViro Tech, Inc., a privately-held Utah corporation ("LipidViro"), as "Buyer," pursuant to which LipidViro became the controlling stockholder of the Company, and the directors and executive officers of LipidViro became the directors and executive officers of the Company. See the 8-K Current Report of the Company dated June 24, 2003, that has been previously filed with the Securities and Exchange Commission and is incorporated herein; and the Definitive Information Statement of the Company that was filed with the Securities and Exchange Commission on July 23, 2003. See Item 6.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

          31.1 302 Certification of Kenneth P. Hamik

          31.2 302 Certification of Kristy Hamik

          32   906 Certification

          Definitive Information Statement filed July 23, 2003.*

          (b)  Reports on Form 8-K.

          8-K Current Report dated June 24, 2003, and filed June 27, 2003, regarding a change in control of the Company.*

          8-K Current Report dated July 28, 2003, and filed August 1, 2003, regarding a change in the Company's certifying accountant.*

          * Previously filed and incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ANTICLINE URANIUM, INC.


Date: 8/19/03                        By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik
                                     President and Director


Date: 8/19/03                        By/s/Kristy Hamik
      --------------                 -------------------
                                     Kristy Hamik
                                     Chief Operating Officer and Director