Form 10QSB
period 2003-09-30
ANTICLINE URANIUM INC
filed 2003-11-14
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                          September 30, 2003

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

                       SEPTEMBER 30, 2003

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]



                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
           September 30, 2003 and December 31, 2002                 2

        Unaudited Condensed Statements of Operations,
           for the three and nine months ended September 30,
           2003 and 2002, and for the period from the
           entering of exploration stage on August 10,
           2001 through September 30, 2003                          3

        Unaudited Condensed Statements of Cash Flows for
           the nine months ended September 30, 2003 and 2002, and
           for the period from the entering of exploration
           stage on August 10, 2001 through September 30, 2003      4

        Notes to Unaudited Condensed Financial Statements      5 - 11

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]
                UNAUDITED CONDENSED BALANCE SHEETS


                   ASSETS                         September 30,  December 31,
                                                        2003         2002
CURRENT ASSETS:
     Cash                                            $       -   $       -
                                                     ---------   ---------
          Total Current Assets                               -           -
                                                     ---------   ---------
                                                     $       -   $       -
                                                     =========   =========
      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                  $       -   $       8
     Accounts payable                                    4,435      21,200
     Advance from related party                              -       6,075
     Accrued interest                                        -       5,233
     Advance from Lipidviro                            134,816           -
                                                     ---------   ---------
          Total Current Liabilities                    139,251      32,516
                                                     ---------   ---------

LONG-TERM LIABILITIES:
     Notes payable                                           -      20,000
     Notes payable-related party                             -      30,000
                                                     ---------   ---------
                                                             -      50,000
                                                     ---------   ---------
          Total Liabilities                            139,251      82,516
                                                     ---------   ---------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common Stock, $.001 par value; 50,000,000
      shares authorized; 5,213,112 and 5,713,112 shares
      issued and outstanding, respectively               5,213       5,713
     Capital in excess of par value                    628,034     665,977
     Retained deficit                                 (703,013)   (703,013)
     Deficit accumulated during the
     exploration stage                                 (69,485)    (51,193)
                                                    ----------   ---------
          Total Stockholders' Equity (Deficit)        (139,251)    (82,516)
                                                    ----------   ---------
                                                    $        -   $       -
                                                    ==========   =========

Note: The Balance Sheet of December 31, 2002, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]
            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                              From Entering of
                              For the Three  For the Nine    Exploration Stage
                               Months Ended  Months Ended     on August 10,
                              September 30,  September 30,    2001 through
                              2003     2002  2003    2002   September 30, 2003
REVENUE:                    $     -  $     -  $     -  $     -  $        -
                            -------  -------  -------  -------  ----------
OPERATING EXPENSES:
 General and
 Administrative               4,429    3,267   16,596   12,743      63,496
                            -------  -------  -------  -------  ----------
LOSS FROM OPERATIONS         (4,429)  (3,267) (16,596) (12,743)    (63,496)
                            -------  -------  -------  -------  ----------
OTHER INCOME (EXPENSE):
 Interest and other income        -        -        -       17         923
 Interest expense                 -     (882)  (1,696)  (2,619)     (6,912)
                            -------  -------  -------  -------  ----------
    Total Other Income
    (Expense)                     -     (882)  (1,696)  (2,602)     (5,989)
                            -------  -------  -------  -------  ----------
LOSS BEFORE INCOME TAXES     (4,429)  (4,149) (18,292) (15,345)    (69,485)

CURRENT TAX EXPENSE               -        -        -        -           -

DEFERRED TAX EXPENSE              -        -        -        -           -
                            -------  -------  -------  -------  ----------
NET LOSS                    $(4,429) $(4,149)$(18,292)$(15,345) $  (69,485)
                            -------  -------  -------  -------  ----------
LOSS PER COMMON SHARE       $  (.00) $  (.00) $  (.00) $  (.00) $     (.01)
                            -------  -------  -------  -------  ----------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     ANTICLINE URANIUM, INC.
                 [An Exploration Stage Company]
          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                            From Entering
                                             For the Nine   Exploration Stage
                                             Months Ended   on August 10,
                                             September 30,  2001, through
                                           2003        2002 September 30, 2003
Cash Flows From Operating Activities:
Net Income (loss)                          $ (18,292)  $ (15,345) $ (69,485)
Adjustments to reconcile net loss to net
cash used by operating activities:
     Non-cash expenses                             -           -      5,000
     Contributed services                          -           -        525
Changes in assets and liabilities:
     Increase (decrease) in accounts payable  (9,379)      5,653    (25,010)
     Increase (decrease) in accrued interest  (1,062)          -      4,154
                                           ---------   ---------   --------
          Net Cash Provided (Used) by
          Operating Activities               (28,733)     (9,692)   (84,816)
                                           ---------   ---------   --------
Cash Flows From Investing Activities               -           -          -
                                           ---------   ---------   --------
          Net Cash Provided by
          Investing Activities                     -           -          -
                                           ---------   ---------   --------
Cash Flows From Financing Activities:
     Proceeds (payments) on bank overdraft        (8)          -          -
     Advances from a related party             3,960       3,025     10,035
     Payments on advances from related party (10,035)          -    (10,035)
     Advance from Lipidviro                  134,816           -    134,816
     Proceeds from notes payable                   -           -     50,000
     Payments on notes payable               (50,000)          -    (50,000)
     Payments on repurchase common stock     (50,000)          -    (50,000)
                                           ---------   ---------   --------
          Net Cash Provided by Financing
          Activities                          28,733       3,025     84,816
                                           ---------   ---------   --------
Net Increase (Decrease) in Cash                    -      (6,667)         -

Cash at Beginning of Period                        -       6,667          -
                                           ---------   ---------   --------
Cash at End of Period                      $       -   $       -   $      -
                                           =========   =========   ========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
      Interest                             $   2,758   $       -   $      -
      Income taxes                         $       -   $       -   $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
     For the nine months ended September 30, 2003:
      In June 2003, shareholders of the Company forgave accrued interest of $4,171 and accrued expenses of $7,386. Due to the related party nature of the debt forgiveness, these have been accounted for as capital contributions.

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

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Reclassification - The financial statements for periods prior to September 30, 2003 have been reclassified to conform to the headings and classifications used in the September 30, 2003 financial statements.

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

                                               September 30,   December 31,
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

Stock Option Plan - In March 2003, the Board of Directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At September 30, 2003, total awards available to be granted from the Plan amounted to 1,500,000.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $69,700, which may be applied against future taxable income and which expire in various years through 2023. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $23,700 and $28,400 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a decrease in the valuation allowance of approximately $4,700 during the nine months ended September 30, 2003.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:


                                                              From Entering of
                               For the Three   For the Nine  Exploration Stage
                              Months Ended      Months Ended    on August 10,
                              September 30,    September 30,    2001, Through
                            ________________________________   September 30,
                              2003     2002      2003   2002      2003
                            ________________________________  _____________
   Loss from continuing
   operations available
   to common
   shareholders (numerator) $(4,429)  $(4,149) $(18,292) $(15,345)  $(69,485)
                            _______   _______  ________  ________   ________
   Weighted average number
   of common shares
   outstanding used in loss
   per share for the
   period (denominator)   5,213,112  5,213,112 5,533,625 5,213,112 5,325,148
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

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use her home as a mailing address, as needed, at no expense to the Company.

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

NOTE 10 - SUBSEQUENT EVENTS

Proposed Downstream Merger - The Company is proposing to participate in a "downstream merger" with Lipidviro Tech Inc. ("Lipidviro"), wherein Lipidviro would become a wholly owned subsidiary of the Company. The proposed merger is expected to call for the shareholders of Lipidviro to exchange all 9,818,750 outstanding shares of Lipidviro's common stock for 9,818,750 shares of the Company's common stock. The proposed merger is expected to call for the cancellation of the 5,000,000 shares of the Company's common stock which were purchased by Lipidviro on June 24, 2003 pursuant to a Share Purchase Agreement [See Note 1]. The proposed merger is also expected to call for the exchange of all of Lipidviro's 1,915,000 Class A warrants and 1,915,000 Class B warrants for similar warrants of the Company. The proposed acquisition is expected to close following a fairness hearing scheduled to be held in November 2003 before the Third District Court of Salt Lake County, Utah.
Final consummation of the acquisition is not guaranteed.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          Our Company is currently headquartered in Salt Lake City, Utah. Present and future operations will include: (a) antiviral research of certain substances and compounds that may have marketable anti-viral and anti-bacterial properties for humans, animals and biological fluids; (b) research and development of delivery system(s) for manufacture and delivery of the targeted substances and compounds to humans, animals and biological fluids; (c) development of products that may be produced from the Company's research; (d) building an intellectual property portfolio to protect secrets, inventions and any technology the company may achieve; and (e) raising capital to allow our Company to execute these operations.

Item 3.   Controls and Procedures.
          ------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Chief Operating Officer have evaluated our Company's disclosure controls and procedures as of November 7, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 7, 2003.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          See the Definitive Information Statement that was filed with the Securities and Exchange Commission on July 23, 2003, and which is incorporated herein by reference. See Part II, Item 6.

Item 5.   Other Information.
          ------------------

         On June 24, 2003, a Share Purchase Agreement (the "Agreement") was executed by and between North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"), that was the owner of approximately 96% of the outstanding voting securities of the Company, as "Seller," and LipidViro Tech, Inc., a privately-held Utah corporation ("LipidViro"), as "Buyer," pursuant to which LipidViro became the controlling stockholder of the Company, and the directors and executive officers of LipidViro became the directors and executive officers of the Company. See the 8-K Current Report of the Company dated June 24, 2003, that has been previously filed with the Securities and Exchange Commission and is incorporated herein; and the Definitive Information Statement of the Company that was filed with the Securities and Exchange Commission on July 23, 2003. See Part II, Item 6.

         We have proposed to combine LipidViro and our Company, with the acquisition to close following an anticipated fairness hearing which will be held in the Third District Court of Salt Lake County, State of Utah, pursuant to our Petition. The Court has taken our Petition under advisement after hearing oral arguments. Final consummation of this combination is not guaranteed. For additional information regarding the fairness hearing and our Petition, see the 8-K Current Report of the Company dated August 19, 2003, that has been previously filed with the Securities and Exchange Commission and is incorporated herein. See Part II, Item 6.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

          31.1 302 Certification of Kenneth P. Hamik

          31.2 302 Certification of Kristy Hamik

          32   906 Certification

          (b)  Reports on Form 8-K.

          8-K Current Report dated August 19, 2003, and filed September 9, 2003, regarding the Fairness Hearing.*

          Definitive Information Statement filed July 23, 2003.*

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

                                     ANTICLINE URANIUM, INC.


Date: 11/13/03                       By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik
                                     President and Director


Date: 11/14/03                       By/s/Kristy Hamik
      --------------                 -------------------
                                     Kristy Hamik
                                     Chief Operating Officer and Director