Form 10KSB
period 2003-12-31
LIPIDVIRO TECH INC
filed 2004-04-14
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 0-49655
                                            -------

                          LIPIDVIRO TECH, INC.
                          --------------------
              (Name of Small Business Issuer in its Charter)

          NEVADA                                         87-0678927
          ------                                         ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                        2120 South 700 East, #H183
                        Salt Lake City, Utah 84106
                        --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 583-9900

                         ANTICLINE URANIUM, INC.
                         -----------------------
       (Former name and former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:   None.
Name of Each Exchange on Which Registered:                       None.
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
                                                                 value common
                                                                 stock.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X      No           (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   December 31,
2003 - $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     March 24, 2004 - $213. There are approximately 213,112 shares of common voting stock of our Company held by non-affiliates. There is no "established trading market" for our Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes  X   No
                                                       ---    ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             March 24, 2004

                                5,213,112

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Anticline Uranium, Inc. ("our Company" and "we,"our," "us" and words of similar import) was organized under the laws of the State of California on October 19, 1954. Our Company was incorporated for the purpose of exploring, prospecting for, mining and treating uranium and other minerals in Utah and to acquire and sell mineral estates including oil and gas properties and rights. In 1955, our Company completed a public offering of its Class A common shares, designated to be issued to the public for $282,000 and issued Class B common shares, designated as incentive compensation for services. The proceeds from the public offering were used for incorporation expenses, exploration of mining claims, equipment and payment of wages. Our Company became inactive shortly after its public offering and remained dormant until June 2001, when it was reactivated and received proceeds from the issuance of notes payable. Our Company used the proceeds of its notes payable to pay back taxes to the State of California Franchise Tax Board in order to reinstate its corporate charter.

     In July 2001, our Company held a court-ordered shareholders' meeting where, by order of law, a new Board of Directors was elected. The shareholders voted to consolidate the Class A and Class B stock into one class of common stock, to change the par value of the stock from $0.10 to $0.001 per share and to increase the authorized number of common stock to 50,000,000 shares. As a result of the meeting, our Company was controlled by the owners of North Beck Joint Venture LLC ("North Beck").

     In October 2001, our Company changed its domicile from California to Nevada by merging with and into a wholly-owned subsidiary with the same name, with the Nevada entity being the surviving entity. The merger provided that the shares of the California corporation were exchanged for shares in the Nevada corporation on a one for 100 basis. The stock for stock exchange was accounted for as a reverse stock split. The shareholders later approved a four for one forward stock split effective December 31, 2001. The net effect of the two stock splits was a 25 to one reverse stock split. Our Company's financial statements have been restated for all periods presented to reflect both stock splits.

     In August 2001, North Beck transferred to our Company 96.5% of the rights to certain mining claims in the Tintic Mining District of Juab County, Utah under the terms of a lease agreement ("Mining Lease") for a period of five years in exchange for 5,000,000 shares of our Company's common stock and for our Company's commitment and obligation to spend $15,000 over the five-year lease term in exploration, mining, development or incurring similar costs for the benefit of the property subject to the Mining Lease.

     On June 24, 2003, a Share Purchase Agreement (the "Agreement") was executed by and between North Beck that was then the owner of approximately 96% of the outstanding voting securities of our Company, as "Seller," and LipidViro Tech, Inc., a privately-held Utah corporation ("LipidViro-Utah"), as "Buyer." Pursuant to the terms of the Agreement, LipidViro-Utah acquired 5,000,000 shares of our Company's common stock, or approximately 96% of its outstanding voting securities, from North Beck. See our Company's 8-K Current Report dated June 24, 2003, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See Part III, Item 13.

     Our Company and LipidViro-Utah entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), a copy of which was attached to our Company's initial 8-K Current Report dated August 19, 2003, and filed with the Securities and Exchange Commission on September 9, 2003, and which is incorporated by reference, by which LipidViro-Utah was to be acquired as a wholly-owned subsidiary of our Company.

     On August 19, 2003, LipidViro-Utah filed a Petition for Fairness Hearing and a Motion for Expedited Hearing in the Third Judicial District Court in and for Salt Lake County, State of Utah, respecting the Reorganization Agreement, copies of which were also attached to our Company's initial 8-K Current Report dated August 19, 2003. The Petition for Fairness Hearing was filed because of the 95% ownership of our Company by LipidViro-Utah and the fact that following the closing of the Agreement with North Beck, the directors and executive officers of LipidViro-Utah had been designated to serve as directors and executive officers of our Company too. The Fairness Hearing was requested in order for LipidViro-Utah's shareholders to receive the contemplated issuance of securities under the Reorganization Agreement in accordance with United States and Utah securities laws, and pursuant to the exemption from registration provided in Section 3(a)(10) of the Securities Act of 1933, as amended ("the Securities Act"). The Fairness Hearing was held on September 8, 2003, and the Court took LipidViro-Utah's Petition under advisement, after hearing oral argument, with the Court eventually deferring to the Utah Division of Securities to conduct the Fairness Hearing, based upon the recent adoption of an amendment to Section 61-1-11.1 of the Utah Uniform Securities Act that granted the Utah Division of Securities authority to conduct such hearings. With (i) our Company being a Nevada corporation, (ii) there being some question as to whether our Company or LipidViro-Utah should petition for the Fairness Hearing and (iii) the Utah Division of Securities having not formally adopted rules and regulations to implement such hearings, our Company filed a Petition for Fairness Hearing in the Fourth Judicial District Court of the State of Nevada, in and for the County of Elko, for a Fairness Hearing on the Reorganization Agreement.

     The principal terms of the Reorganization Agreement were:

     1. The LipidViro-Utah shareholders shall deliver all of the LipidViro-Utah securities held by the LipidViro-Utah shareholders which shares and warrants shall represent all of the issued and outstanding shares of LipidViro-Utah common stock and "A" and "B" warrants, and our Company agreed to acquire such securities in exchange for an aggregate of 9,818,750 shares of our Company's common stock, par value $0.001 per share, for the LipidViro-Utah common stock, and 1,915,000 "A" warrants and 1,915,000 "B" like warrants of our Company for the LipidViro-Utah warrants.

     2. At the closing, the 5,000,000 shares of common stock of the Company acquired by LipidViro-Utah from North Beck shall be cancelled.

     3. After giving effect to the Reorganization Agreement, the Company will own all the issued and outstanding shares of LipidViro-Utah, and LipidViro-Utah will become a wholly-owned subsidiary of our Company, operating under the name "LipidViro Tech, Inc." or such other name selected by the shareholders and management of LipidViro-Utah.

     On January 12, 2004, the Nevada Court conducted a Fairness Hearing and found that the terms and provisions of the Reorganization Agreement and the issuance and exchange of the securities of our Company and LipidViro-Utah contemplated thereunder were fair to our Company's shareholders, based upon our Company's acceptance of the terms of the Reorganization Agreement and the information concerning the business and finances of our Company and LipidViro-Utah, all of which was proffered to the Court by our Company's legal counsel.

     Copies of the Petition for Fairness Hearing and the Court's Order Granting Petition of Fairness were attached to our Company 8-KA-1 Current Report dated August 19, 2003, filed with the Securities and Exchange Commission on March 26, 2004, and are incorporated herein by reference. See
Part III, Item 13.

Business.
---------

     Overview.
     ---------

     Our Company, through LipidViro-Utah, is a development-stage biotechnology company, conducting research focused on developing drug and biological products to treat infectious pathogens and disease in which lipids or fat components play a key role. We have developed a technology based on a process that utilizes our lipid-targeting investigational compound LVT3. LVT3 is produced and delivered to target pathogens by our proprietary drug production and delivery equipment. We believe LVT3 and our proprietary process targets the lipids of certain pathogens rendering them non-infectious. Utilizing our proprietary process and LVT3, we have commenced pre-clinical product development research designed to: (i) demonstrate the capacity of our technology to inactivate pathogens and (ii) identify potential products for further development.

     Products we are currently evaluating for development include, therapeutic treatments for diseases caused by infectious pathogens, therapeutic treatments for lipid associated disease and viral free biologics. We believe our unique lipid targeting technology has the potential for inactivating or destroying a range of infectious and lipid rich pathogens, including, the virus that cause SARS, West Nile, Asian Bird Flu, AIDS, Hepatitis B and C. Many of the diseases caused by these viruses have ineffective or poor treatment options.

     Our primary activities since incorporation have been developing drug production and deliver equipment and conducting research to evaluate and identify potential drug and biological products utilizing our proprietary lipid targeting technology. In addition, we have been performing business, strategic and financial planning and raising capital. We currently have no approved, saleable products or services and we are accordingly, considered to be a biotechnology company in the development stage.

Risk Factors.
-------------

     If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.
----------------------------------

     For the twelve months ended December 31, 2003, we incurred a net loss of approximately $22,023, and from inception of exploration stage through December 31, 2003, we have incurred an accumulated deficit of approximately $73,216. We expect to continue to incur losses for the foreseeable future as we continue funding for pre-clinical research and other activities related to operations, research and development. Should we seek to develop products that require regulatory approval to sell the products, the regulatory process will take a number of years and will require significant amounts of capital.

     As of December 31, 2003, we had cash, cash equivalents and short-term investments equal to approximately $0. We require immediate financing to provide sufficient working capital for our research and development activities for the next year. For these operational and research and development activities, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

     Our technology is only in the clinical development stage, may not prove to be safe or effective and may never receive regulatory approval, which would significantly harm our business prospects.
------------------------------------------

     Before obtaining required regulatory approvals for the commercial sale of any potential products, we must demonstrate, through pre-clinical studies and clinical trials, that our technology is safe and effective for use in at least one medical indication. These studies and clinical trials are expected to take a number of years and may fail to show that our technology is sufficiently safe and effective, in which case our technology will not receive regulatory approval, and we will not be able to develop and commercialize our products.

     Our technology, and hence, our business, at present is limited to evaluating the capacity of LVT3 and our proprietary process to inactivate pathogens including virus, and treat lipid associated diseases.
---------------------------------------------------------------

     Accordingly, if our technology does not prove to be safe or effective, or if we otherwise fail to receive regulatory approval for our potential product indications, our business prospects would be significantly harmed and possibly it could cause us to cease operations.

     Our pre-clinical studies may be delayed or unsuccessful.
     --------------------------------------------------------

     Our future success depends in large part upon the results of pre-clinical studies designed to evaluate the capacity of LVT3 and our proprietary process to inactivate pathogens including virus, and treat lipid associated diseases, so that we can select potential products for commercial development. The ultimate results of pre-clinical studies cannot be predicted with accuracy and may be impacted by many variables. We cannot be sure whether planned pre-clinical research will begin on time or will be completed on schedule or at all. Delay or failure to complete pre-clinical studies may delay or prevent us from identifying potential products for commercial development, which would materially harm our business. For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation because we are unable to secure financing of operations and research.

     We intend to seek collaborations in order to further develop our products.
---------

     If we are unsuccessful in attaining these collaborations, the development of our products could be adversely affected and we may incur significant unexpected costs. We intend to seek collaborations with strategic partners, licensors, licensees and others. We may be unable to attain collaborations or licensing arrangements necessary to develop our technology or on favorable terms. Any current or future collaborations or licensing arrangements may not be successful. In addition, parties we collaborate with may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If we were to enter into a collaboration, one or more of parties in such may fails to achieve product development objectives, this failure could harm our ability to fund related programs and develop or commercialize products.

     We may not be able to continue in our research facilities.
     ----------------------------------------------------------

     We have outsourced our clinical research to independent laboratory facilities where our primary research is conducted. We may encounter a time when the lab is no longer available to our research, therefore limiting our research until arrangements for other facilities can be negotiated. Furthermore, we may encounter halts and delays related to our research as a result of:

     * Lengthy approvals required for government regulated materials key to our research that may delays, or may make certain materials unavailable to our outsourced research facilities;
     * New regulatory requirements for laboratory facilities that may delay our research efforts;
     *    Unforeseen cost overruns;
     * Other unforeseeable factors that arise from not owning and operating our laboratory facilities;
     * Failure to maintain financial obligations with our outsourced laboratory facilities.

     Our industry is intensely competitive.
     --------------------------------------

     The biotechnology industry is intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

     We avoid disclosure of the chemical composition of our investigation compound and other trade secrets.
---------------------------------

     We intentionally do not disclose the chemical composition of the investigational compound which we have named LVT3, and maintain the chemical composition as best we can, as a trade secret. We have named our investigational compound LVT3 instead of defining the chemical composition so that we can best protect and whenever possible, attempt to patent the research assets of our Company. These assets may include, but are not limited to, our methods, processes, devices, apparatuses, compounds and research findings. Although we have applied for patent protection covering many aspects of our research, it is possible we will not be granted patent protection on LVT3, our methods, processes, devices or apparatus, or any of aspect of our research.

     If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, we may be unable to compete effectively.
------------

     Our future success will depend in part on our ability to obtain patent protection, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to its technology, both in the United States and in foreign countries. We currently have applied for patent protection covering our technology. However, our patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

     In addition to patents, we rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position. It is our policy to require our employees, certain contractors, consultants, members of our scientific and viral advisory boards and parties to collaborative agreements to execute confidentiality agreements upon the commencement of a business relationship with us. We cannot assure you that these agreements will not be breached, that they will provide meaningful protection of our trade secrets or know-how or adequate remedies if there is unauthorized use or disclosure of this information or that our trade secrets or know-how will not otherwise become known or be independently discovered by our competitors.

     If it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technology infringes on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology.
-------------------------------------------------------------------------

     We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could significantly harm our business.

     Because of the large number of patent filings in the biopharmaceutical field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary intellectual property rights relating to products or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will be issued that would harm our ability to commercialize our products and product candidates.

     If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages.
-------------------------------------

     Our research and development activities involve the controlled use of potentially harmful biological materials, such as blood products, organic solvents and other hazardous materials. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could be significant. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

     Our business exposes us to product liability claims.
     ----------------------------------------------------

     Our design, testing, development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. If we seek insurance and are unable to obtain sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed.

     We depend on key personnel.
     ---------------------------

     Our ability to operate successfully depends in significant part upon the experience, abilities and continued service of certain key scientific, technical and managerial personnel. If we lose the services of any of these personnel and we are unable to hire qualified replacements, our business could be harmed. Our future success also depends upon our ability to attract and retain additional highly qualified personnel in these areas and our ability to develop and maintain relationships with qualified clinical researchers. Competition for such personnel and relationships is intense. There can be no assurance that we can retain such personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel or develop and maintain relationships with clinical researchers in the future.

     Our stock price may be volatile and there may not be an active trading market for our common stock.
----------------------------

     There can be no assurance that there will be an active trading market for our common stock or that the market price of the common stock will not decline below its present market price. The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

     *    material public announcements;
     * actual or potential clinical results with respect to our products under development or those of our competitors;
     * the announcement and timing of any new product introductions by us or others;
     * technical innovations or product development by us or our competitors;
     *    regulatory approvals or regulatory issues;
     *    developments relating to patents and proprietary rights;
     * political developments or proposed legislation in the medical device or healthcare industry;
     *    economic and other external factors, disaster or crisis;
     *    changes to our management;
     * period-to-period fluctuations in our financial results or results which do not meet or exceed analyst expectations; and
     * market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations.

     Shares eligible for future sale.
     --------------------------------

     The future sale of substantial number of shares of our common stock, or the perception that such sales could occur, would impact the market price of our common stock.

     The future sale of substantial number of the new shares issued to LipidViro-Utah shareholders, or the exercise and sale of the common stock underlying the A or B warrants or the perception that such sales could occur, would also impact the market price of our common stock. If a substantial number of these newly issued shares of common stock that have become available for sale or will be available for sale in the future are sold, the market price of our common stock may be negatively impacted. It is believed that all of these securities are freely tradeable without registration under the Securities Act by reason of their issuance under Section 3(a)(10) thereof.

     Existing stockholders may experience substantial dilution.
     ----------------------------------------------------------

     In connection with the LipidViro-Utah Reorganization Agreement, we are obligated to issue additional shares of common stock in the event 1,915,000 "A" warrants and 1,915,000 "B" like warrants are exercised, which will have the effect of diluting the ownership of our stockholders. In addition, we require immediate financing which if funded through equity financings, would further dilute existing stockholders.

     Risks related to our stock ownership and controlling shareholders.
     ------------------------------------------------------------------

     One of our shareholders resulting from the LipidViro-Utah Reorganization Agreement beneficially owns in excess of 50% of our outstanding voting securities. This shareholder may have individual interests that are different from new investors or management, and will be able to exercise significant control over all matters requiring stockholder approval. This could include the election of directors who in turn elect all officers and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

Principal Products or Services.
-------------------------------

     We are currently conducting pre-clinical laboratory research focused on the development of drug and biological products that utilize our proprietary process and equipment that produces our lipid targeting, anti-pathogenic investigational compound, LVT3. Our Company currently has no approved, saleable products or services, and accordingly, is considered to be a biotechnology company in the development stage.

Distribution Methods.
---------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     The biotechnology industry is extremely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

     Our future success will depend in part on our ability to obtain patent protection, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to its technology, both in the United States and in foreign countries. Any future patent rights also may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

     In addition to future patents, we rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position. It is our policy to require our employees, certain contractors, consultants, members of our general board and scientific advisory boards and parties to collaborative agreements to execute confidentiality agreements upon the commencement of a business relationship with us. We cannot assure you that these agreements will not be breached, that they will provide meaningful protection of our trade secrets or know-how or adequate remedies if there is unauthorized use or disclosure of this information or that our trade secrets or know-how will not otherwise become known or be independently discovered by our competitors. We will pursue all legal avenues to ensure however that any breach is held accountable by the fullest extent of the law.

      We can give no assurance that there will be an active trading market for our common stock and warrants or that the market price of the common stock will not decline below its present market price. The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, significant impacts on the market price of our common stock include:

     *    intellectual property developments by us or our competitors;
     *    legislation in the field of biotechnology, medicine or healthcare;
     *    economic, environmental or disasters;
     *    management turnover;
     *    product development by us or our competitors;
     *    technical innovations by us or our competitors;
     *    regulatory issues or approvals;
     *    financial and analyst expectations;
     *    market trends relating to or affecting stock prices;
     *    press releases;
     *    clinical results under development or those of our competitors;
     *    new products announced by us or our competitors.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

     We have filed for patent protection in the U.S. seeking protection of our lipid targeting, anti-pathogenic equipment, devices, processes, potential products and compounds. To date we have not been issued or denied patent protection on our patent applications. Where necessary, we may attempt to obtain rights to various patents and patent applications under licenses with third parties that provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries.

     There is no certainty that our existing patent applications or others we may apply for, if issued, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or any potential patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will prevail if they are challenged in court. There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Intellectual property litigation could therefore create business uncertainty and consume substantial financial and human resources.

     In general, we might attempt to obtain licenses to third party patents that we deem necessary or desirable for the manufacture, use and sale of any products we may develop or attempt to develop. There is considerable uncertainty within the biotechnology industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world, and, to date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents.

Need for Governmental Approval of Principal Products or Services.
-----------------------------------------------------------------

     The process of obtaining requisite United States Federal Drug Administration ("FDA") approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an Investigational New Drug Application, commonly known as an INDA, to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a New Drug Application ("NDA") for a drug product or a Biological License Application ("BLA") for a biological product to allow commercial distribution of the drug or biologic.

     Pre-clinical tests include the evaluation of the product in the laboratory and in animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of an INDA to support the evaluation of the product in human subjects or patients.

     Clinical trials involve administration of the product to patients under supervision of a qualified principal investigator. Such trials are typically conducted in four sequential Phases, although the Phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to:
(1) determine the biological or clinical activity of the product for specific, targeted indications; (2) determine dosage tolerance and optimal dosage; and
(3) identify possible adverse effects and safety risks. If Phase II evaluations indicate that a product is effective and has an acceptable benefit-to-risk relationship, Phase III trials may be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Phase IV studies, or post-marketing studies, may also be required to provide additional data on safety or efficacy.

     The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes the product candidate exposes clinical subjects to an unacceptable health risk. Investigational products used in clinical studies must be produced in compliance with cGMP pursuant to FDA regulations.

     On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That Act codified the FDA's policy of granting "fast track" approval for cancer therapies and other therapies intended to treat serious or life threatening diseases and that demonstrate the potential to address unmet medical needs. The fast track program emphasizes close, early communications between FDA and the sponsor to improve the efficiency of pre-clinical and clinical development, and to reach agreement on the design of the major clinical efficacy studies that will be needed to support approval. Under the fast track program, a sponsor also has the option to submit and receive review of parts of the NDA or BLA on a rolling schedule approved by FDA, which expedites the review process.

     The FDA's Guidelines for Industry Fast Track Development Programs require that a clinical development program must continue to meet the criteria for Fast Track designation for an application to be reviewed under the Fast Track Program. Previously, the FDA approved cancer therapies primarily based on patient survival rates or data on improved quality of life. While the FDA could consider evidence of partial tumor shrinkage, which is often part of the data relied on for approval, such information alone was usually insufficient to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective on February 19, 1998, fast track designation ordinarily allows a product to be considered for accelerated approval through the use of surrogate endpoints to demonstrate effectiveness. As a result of these provisions, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other surrogate endpoints of clinical benefit for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals. Under accelerated approval, the manufacturer must continue with the clinical testing of the product after marketing approval to validate that the surrogate endpoint did predict meaningful clinical benefit. We intend to take advantage of the fast track programs; however, it is too early to tell what effect, if any, these provisions may have on the approval of our product candidates.

     The orphan drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologics manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S., where the sponsor does not realistically anticipate that its product will become profitable. Under these provisions, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same indication.

     We plan on performing pre-clinical research of a variety of viral and bacterial and infectious protein (prion) pathogens that typically affect humans and biological fluids. Should the compounds and substances targeted by our Company show efficacy during initial in-vitro study, our Company may seek "Fast Track" and Orphan Drug status designation to secure expedited review.
It is uncertain whether we will obtain fast track designation. We cannot predict the ultimate effect, if any, of the new fast track process on the timing or likelihood of FDA approval of any as yet unknown products.

Effect of Existing or Probable Governmental Regulations on the Business.
------------------------------------------------------------------------

     General.
     --------

     Drugs, devices and biologic products must satisfy rigorous standards of safety and effectiveness before they can be approved or, in the case of some medical devices, "cleared" for commercial marketing by the Food and Drug Administration, or the FDA. The FDA has extensive power and discretion over this approval process, subject to the provisions of its governing statutes, which consist principally of the Federal Food, Drug, and Cosmetic Act with respect to pharmaceuticals and medical devices, and the Public Health Service Act in the case of drug or device products of a biological nature, such as processed plasma.

     The FDA also has promulgated detailed regulations to implement these statutes and has issued various non-binding guidance documents to advise industry on matters in more detail on statutory and regulatory requirements. In evaluating the regulatory status of any proposed product, many different factors are involved and, thus, there may be additional statutory/ regulatory provisions or requirements that are unique to a particular product that are not included in this general discussion.

     In defining a product's regulatory status, several key factors must be considered such as, but not limited to:

     * the product's intended use as derived from proposed labeling;

     * its primary mode of action;

     * whether the active ingredient is derived from chemical synthesis, which normally is regulated as a drug under the Federal Food, Drug, and Cosmetic Act, or is a product derived from biotechnology, such as recombinant DNA, or human, animal or plant sources, in which case it commonly, but not always, is regulated as a biologic under the Public Health Service Act and a biological drug under the Federal Food, Drug, and Cosmetic Act;

     * whether it is a virus, therapeutic serum, antitoxin, vaccine, blood, blood component, blood derivative, allergenic product, or analogous product or other very specific products, in which case it is regulated under the Public Health Service Act as a biologic and, if applicable, under the Federal Food, Drug, and Cosmetic Act, as a biological drug; and

     * the FDA's prior handling of similar products, which has, in a number of cases, treated products differently than would appear to be required under a reading of applicable statutes.

     The extent and nature of the FDA regulatory requirements also will depend on the labeled uses, or indications, for which approval is sought and the type, complexity and novelty of the product. In the case of medical devices, the Federal Food, Drug, and Cosmetic Act requires that the most risky products, referred to as Class III devices, be the subject of a pre-market approval application under Section 515 of the Federal Food, Drug, and Cosmetic Act. A pre-market approval application usually requires that the applicant conduct well-controlled clinical studies to demonstrate the safety and effectiveness of its medical device. Other medical devices can be cleared for marketing by the FDA pursuant to what is known as a pre-market notification. Clearance of a pre-market notification filing relies on a finding by the FDA that the applicant's device is substantially equivalent to a lawfully marketed device that itself does not require a pre-market approval application. And, in the case of other even less risky devices, the FDA has eliminated the need to file a pre-market notification at all, although the product and its maker generally are still subject to the other general controls contained in the Federal Food, Drug, and Cosmetic Act and the device regulations. The part of the FDA having primary jurisdiction over medical devices is the Center for Devices and Radiological Health, or Devices Center.

     Drug products and biological drug products whose active ingredients have never been approved by the FDA or which, although having the same ingredient, differ in a substantial way from an approved product usually will require the applicant to file a full new drug application containing substantial evidence in the form of well-controlled clinical investigations that the drug product or biological drug product is safe and effective for its labeled indication(s). In contrast, a generic version of a previously approved drug product may be approved by the FDA under an "abbreviated" new drug application in which the showing of safety and effectiveness is satisfied by the applicant proving that its drug is bioequivalent to the drug product originally approved under a full new drug application that forms the basis for the abbreviated new drug application. To qualify for the abbreviated new drug application process, a generic drug, with some limited exceptions, must be identical to that of the drug covered under the full new drug application as to active ingredient, labeling, dosage strength, dosage form, and route of administration. The part of the FDA having primary jurisdiction over drugs is the Center for Drug Evaluation and Research, or Drugs Center, and over biological drugs is the Center for Biologics Evaluation and Research, or Biologics Center.

     Biologics are regulated under the Public Health Service Act, which prohibits marketing them without an approved license from FDA known as a Biologics License Application. Biologics regulation, under the Public Health Service Act, also focuses on whether a biologic is pure, safe and potent. Biologics License Applications for therapeutic biological drug products are similar to new drug applications and well-controlled clinical investigations to show safety and effectiveness are often required. The regulation of biologics also is impacted by the fact that biologics may be used in conjunction with a medical device such as a diagnostic kit. If used in conjunction with a device, the biologic product must satisfy the Public Health Service Act requirements and also may need to go through the pre-market approval application procedure, which may require that the applicant conduct clinical studies to secure approval. There is no mechanism existing today that provides for a Biologics License Application for a "generic" biologic drug. If the FDA grants marketing approval of a product, this approval will be limited to those disease states and conditions for which the product has been demonstrated to be safe and effective. Any product approval also could include significant restrictions on the use or marketing of a firm's products or include other conditions, such as the performance of post-approval studies to monitor known or suspected adverse reactions. Product approvals, if granted, are subject to potential withdrawal, either voluntarily or involuntarily through legal process, for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products.

     Regulatory Status of Our Products.
     ----------------------------------

     Due to the early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of any of our potential products or which center of the FDA might have primary responsibility for review of our regulatory submissions. Depending on the claims made and the FDA's ruling regarding the regulatory status of our products, they may be designated as devices, biologics or as combination products. However, we anticipate that regardless of regulatory designation, we will need to conduct pre-clinical and clinical studies to prove the safety or effectiveness (or both) of all potential products we may attempt to commercially develop.

     To support a regulatory submission, the FDA commonly requires clinical studies to show safety and effectiveness. While we cannot currently state the nature of any such studies that the FDA may require due to our early stage of product research, it is likely any product we attempt to develop will require extensive and time-consuming clinical studies in order to secure approval.

     If we come to a point where we have selected specific products for commercial development, once we have sufficient information to design our pre-clinical and clinical development plans, we will seek the FDA's input on those plans and, more specifically, the agency's requirements for approval.
However, the FDA may insist upon changes to a development plan previously agreed to by the FDA if new information shows that the plan may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.

     A meeting with the FDA to establish the pre-clinical and clinical protocols to support a pre-market approval application will be a critical step in the development of most products we anticipate developing. For medical devices, such a meeting commonly is held at what is known as the pre-investigational device exemption stage. For a drug or biologic product, such a meeting commonly is held at what is known as the pre-investigational new drug stage.

     Outside the United States, the ability to market potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes may involve differing requirements than those of the FDA, but also generally include many, if not all, of the risks associated with the FDA approval process described above, depending on the country involved.

     Clinical Studies - General.
     ---------------------------

     Assuming we are able to select a product for commercial development, depending on the regulatory status of a potential product, we will likely need to conduct significant additional research before we can file applications for product approval. Typically, in the drug, device, and biologics industries there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the drug industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in the FDA policy during the process of clinical trials. In order to conduct clinical investigations on a new drug product, for example, whether of chemical or biological origin, that have not been previously approved in the United States or have not been approved for the labeled indication being sought by an applicant, the applicant or sponsor must first file an investigational new drug (IND) application with the FDA. Such application must contain, among other things, detailed information on the proposed drug product, the contemplated protocol for conducting the clinical investigation, and any available safety and effectiveness information on the proposed drug product. In addition, an Institutional Review Board must approve the protocol to ensure that it provides adequate protection of the rights of the human subjects to be included in the clinical study. If the FDA does not object to the IND application, the study may begin after 30 days from the date the IND application was filed. The FDA may affirmatively approve the IND application prior to the expiration of the 30-day period, at which point the clinical study may begin.

     If human clinical trials of a device are required for a pre-market approval application and if the device presents a significant risk as defined in the FDA's regulations, the sponsor of the trial (usually the manufacturer or the distributor of the device) must submit an investigational device exemption (IDE) filing prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing and include the proposed protocol governing the clinical study. If the IDE application is approved by the FDA and an appropriate Institutional Review Board, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

     Submission of an IDE application or IND application does not give assurance that the FDA will not object to the IDE application or IND application. Furthermore, even if the IDE application or IND application becomes effective, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the drug or device or warrant the continuation of clinical studies. In addition, the regulations governing INDs and IDEs are extensive and involve numerous other requirements including that, generally, an IDE application or IND application supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. Deviation from these regulatory requirements can lead to the FDA refusing to consider the study in support of a commercial marketing application.

     In some circumstances, sponsors of clinical trials are permitted to sell investigational drugs, biologics, or devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. If we elect to pursue this option, we will need to seek the FDA's approval if the clinical investigation is conducted under an investigational new drug or an investigational device exemption. The FDA routinely does not grant such approvals. Typically, a showing of special need is required.

     Reporting Requirements.
     -----------------------

     As an issuer whose securities are registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), we are required to file periodic reports with the Securities and Exchange Commission. In addition, the National Association of Securities Dealers, Inc. (the "NASD"), requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the Exchange Act, so if we apply for a trading symbol on the OTC Bulletin Board, the NASD will also require that we remain current in our reporting obligations.

     The public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330 or 1-202-942-8090. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

     Small Business Issuer.
     ----------------------

     The Securities and Exchange Commission's integrated disclosure system for small business issuers, which was adopted in Release No. 34-30968 and became effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

     Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Estimate of Amount Spent on Research and Development Activities.
----------------------------------------------------------------

     We spent $65,558 in research and development costs during the period from inception on May 6, 2003 through December 31, 2003, through LipidViro-Utah.

Costs and Effects of Compliance with Environmental Laws.
--------------------------------------------------------

     None, not applicable.

Total Number of Employees and Number of Full-Time Employees.
------------------------------------------------------------

     As a development stage company, our business strategy for research, product development and operational management relies on maintaining low overhead by outsourced professional services for legal, accounting, laboratory personnel including virology, cell biology, chemistry, laboratory equipment and facilities, equipment manufacturing personnel and facilities, and, business and scientific consulting. Where available, we have utilized unpaid consultants, personnel and advisors, with the agreement they will not be compensated by us for the services they provide. Our home office is based in Salt Lake City, Utah.

          As of December 31, 2003, no board member or officer has received any cash compensation from our Company. Once our Company is better capitalized, we plan on creating a compensation plan with benefits, intended to assist in attracting and retaining qualified officers and personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel.

Item 2.  Description of Property.
         ------------------------

     We own no office space or real estate; and we have no need or anticipated need to lease office space or any real estate to conduct our operations in the near future. At some point, we may require additional office space requiring rental expense, but we do not anticipate any such need in the near future.

Item 3.  Legal Proceedings.
         ------------------

     LipidViro is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against LipidViro by any federal, state or local governmental agency.

     However, on August 19, 2003, a Petition for Fairness Hearing and a Motion for Expedited Hearing in the Third Judicial District Court in and for Salt Lake County, State of Utah, respecting the LipidViro-Utah Reorganization Agreement, was filed. This matter has been concluded. For additional information regarding this proceeding, see the heading "Business Development" of Part I, Item 1, above.

     Also, on August 19, 2003, in the Third Judicial District Court of Salt Lake County, State of Utah, we filed an action against Advocates for Medizone, Natt Bottomley, Ross Bottomley, Jeff Pace and Does 1-20. The relationship ended between LipidViro-Utah and Natt Bottomley (a former advisor to LipidViro-Utah). Natt Bottomley, along with other defendants named in this action, engaged in several unlawful activities in an attempt to harm LipidViro-Utah by violating provisions of a Non-Disclosure, Non-Compete Agreement, including: defaming LipidViro-Utah, intentionally interfering with its present and prospective economic relations, misappropriating trade secrets and engaging in conspiratorial activities to irreparably harm LipidViro-Utah's business. We were granted a TRO on August 20, 2003, and a Preliminary
Injunction against the defendants on December 9, 2003.   Defendant Natt
Bottomley was restrained and enjoining from committing any further violations of the Confidentiality and Non-Compete Agreement ("Agreement") between Natt Bottomley and LipidViro-Utah; Defendants (Advocates for Medizone, Natt Bottomley, Ross Bottomley, Jeff Pace), were restrained and enjoined from using and/or disclosing any of LipidViro-Utah's confidential or proprietary information; Defendants were restrained and enjoined from making any defamatory statements to any persons regarding LipidViro-Utah and/or persons associated with LipidViro-Utah; Defendants were restrained and enjoined from taking any actions to interfere with the economic relationships of LipidViro-Utah; and Defendants were restrained and enjoined from contacting any of LipidViro-Utah's business associates and/or vendors, including, but not limited to the National Institute of Health.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of our security holders during the calendar year covered by this Annual Report or during the two previous calendar years, however, we did file an Information Statement that was mailed to our shareholders on July 23, 2003, and filed with the Securities and Exchange Commission on July 23, 2003, that notified our shareholders that persons owning a majority of our outstanding voting securities had approved amendments to our Articles of Incorporation to increase in our authorized capital and provide that the Board of Directors can change the name of our Company without stockholder approval. Our Definitive Information Statement is incorporated herein by reference. See Part III, Item 13.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.
--------

Market Information.
-------------------

     There is no "established trading market" for our shares of common stock. We are listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "LVRO"; however, management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. All of these persons have satisfied the one-year holding period requirement of Rule 144. See "Sales of Unregistered Securities During the Past Three Years," of this Annual Report.

     Set forth below are the high and low closing bid prices for our common stock for each quarter of 2003. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the fourth quarter of 2002.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

January 2, 2003 through
March 31, 2003                  $0.07             $0.05

April 1, 2003 through
June 30, 2003                   $0.10             $0.07

July 1, 2003 through
September 30, 2003              $0.10             $0.10

October 1, 2003 through
December 31, 2003               $0.30             $0.10

Holders
-------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 1646. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

     We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future.
There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     In March 2003, the Board of Directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" with a maximum of 1,500,000 shares of common stock reserved for issuance under the plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At December 31, 2003, total awards available to be granted from the Plan amounted to 1,500,000.

Sales of Unregistered Securities During the Past Three Years.
------------------------------------------------------------

     For the three years ended December 31, 2003, the following are the only "restricted securities" of our Company that were sold:

Name                  Date           Number of shares    Consideration
----                  ----           ----------------    -------------
Jack R. Coombs       6/27/01         7,200               $0.25

North Beck           9/14/01         5,000,000           Mining Lease

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Overview.
---------

     We are a development-stage biotechnology company, conducting research focused on developing drug and biological products to treat infectious pathogens and disease in which lipids or fat components play a key role. We have developed a technology based on a process that utilizes our lipid-targeting investigational compound LVT3. LVT3 is produced and delivered to target pathogens by our proprietary drug production and delivery equipment. We believe LVT3 and our proprietary process targets the lipids of certain pathogens rendering them non-infectious. Utilizing our proprietary process and LVT3, we have commenced pre-clinical product development research designed to: (i) demonstrate the capacity of our technology to inactivate pathogens;
(ii) evaluate the toxicity and potential safety of our process; and (iii) identify potential products for further development.

     Products we are currently evaluating for development include, therapeutic treatments for diseases caused by infectious pathogens, therapeutic treatments for lipid associated diseases and viral free biologics. We believe our unique lipid targeting technology has the potential for inactivating or destroying a range of infectious and lipid rich pathogens, including, the virus that cause SARS, West Nile, Asian Bird Flu, AIDS, hepatitis B and C. Many of the diseases caused by these viruses have ineffective or poor treatment options.

     Our primary activities since incorporation have been developing drug production and delivery equipment and conducting research to evaluate and identify potential drug and biological products utilizing our proprietary lipid targeting technology. In addition, we have been performing business, strategic and financial planning and raising capital. We currently have no approved, saleable products or services and we are accordingly, considered to be a biotechnology company in the development stage.

Equipment Development.
----------------------

     During 2003, we designed, engineered and constructed the first generation of our proprietary drug manufacturing equipment utilized in producing our investigational compound, LVT3. We also engineered and constructed the first ("GEN-1") and second generation ("GEN-2") of our proprietary LVT3 drug deliver devices utilized in our viral inactivation process. We have filed for patent protection covering our LVT3 drug production and GEN-1 and GEN-2 drug delivery devices, and for proprietary methods utilized in our viral inactivation process. After constructing and testing our equipment, we commenced pre-clinical research of LVT3 in an independent laboratory setting. This research is currently in progress.

Pre-Clinical Laboratory Research, Product Development.
------------------------------------------------------

     Our pre-clinical, product development research is designed to evaluate our proprietary technology and process to inactivate various pathogens including viruses, bacteria and prions. The purpose of this research is to evaluate efficacy, toxicity and the ability to deliver LVT3 to a target
pathogen.   Where appropriate, research results will be submitted for peer review publication. Our pre-clinical product development research is currently in progress.

     We utilize the results of our pre-clinical research studies to identify potential products. Each potential product is ranked for development priority based on our assessment of the product's prospects for commercial success. Our evaluation includes studying the efficacy and toxicity of LVT3 in-vitro, the time, expense and anticipated regulatory hurdles likely required to reach commercialization, and, competition in that product category.

     Early research suggests our proprietary technology and process possess a capacity to inactivate viruses. While our research is preliminary and incomplete, and will require additional research to verify, it does suggests the potential for multiple products that we believe are worthy of further
investigation.   Product categories we are evaluating include: (i) processing biologicals for pathogen removal and purification; (ii) developing therapeutics to treat serious infectious diseases; and, (iii) developing therapeutics for treating lipid associated diseases.

Viral Purification of Biologicals - Background.
-----------------------------------------------

     The risk of viral contamination is a feature common to all biologicals whose production involves the use of material of animal or human origin. Viral contamination of a biological may arise from the source material, e.g. cell banks of animal origin, human blood, human or animal tissues, or as adventitious agents introduced by the production process, e.g. the use of animal sera in cell culture. Other examples of products at risk for viral contamination include:

     * Products derived from in-vitro culture of cell lines of human or animal origin,
     * Products derived from in-vivo culture of cells or from organs or tissues of human or animal origin,
     * Products derived from blood and fractionates thereof, urine or other biological fluids of human or animal origin.

     In the past, a number of biologicals administered to humans have been contaminated with viruses. In several instances, the virus was only identified many years after the product had been introduced into the market because contamination occurred prior to recognition and understanding of the infectious agent. The primary cause of biological derived viral transmissions has been contamination of the starting or source materials. Examples include Yellow Fever vaccine, which was contaminated by avian leucosis virus by virtue of its production in naturally infected hen eggs. SV40 was a contaminant of poliovirus and adenovirus vaccines prepared in the 1950's. These vaccines were developed on primary cultures of kidney cells obtained from Rhesus monkeys which naturally harbored a clinically undetectable infection of SV40. In addition, viruses present in human plasma, e.g., HIV and HCV, have contaminated blood products while human growth hormone extracted from the pituitaries of cadavers has been implicated in the transmission of the infectious protein believed to be responsible for Creutzfeldt-Jacob disease.

Validation of Viral Inactivation.
---------------------------------

     Our pre-clinical research program is designed to investigate the ability of our technology to inactive different viruses, while also considering safety, toxicity and the ability to maintain the integrity of the biological media being studied. Our viral inactivation validation research is designed to: (i) provide evidence that our process will effectively inactivate viruses which are either known to contaminate the starting materials, or which could conceivably do so; and, (ii) provide indirect evidence that our process might inactivate viruses that are presently unknown or undetectable, or for which testing is generally not conducted or is unavailable.

     Evidence of inactivation is achieved by deliberately adding (spiking) a virus to a biological similar or identical in composition to a biological being considered for development as a commercial product, then measuring for the presence of infectious virus after treatment with our technology. Viral inactivation validation research will assist in demonstrating the capacity and efficacy of our proprietary process to inactivate different viruses. It will also provide an evaluation of the efficacy of our technology to purify certain biological media from infectious viruses which is a product category we are evaluating for commercial development.

Virus Research Choices.
-----------------------

     The viruses selected for study are chosen first to resemble, as closely as possible, viruses which would typically contaminate the biological media being considered, and secondly to represent as wide a range of physico-chemical properties as possible in order to test the ability of the system to eliminate viruses in general. Generally, a process used for purifying biologics of viruses must demonstrate an ability to inactivate a full spectrum of different viruses, including: retroviruses, small and large, lipid enveloped DNA and RNA viruses, and small and large DNA and RNA non-enveloped viruses. Where two similar viruses are available for our viral inactivation studies, either because of their equal resemblance to possible contaminates, or similarities in their properties, it is preferred to study the virus considered to be more resistant. Where available, viruses which can be grown to a high titer (concentration) will be selected, although this may not always be possible.

     The different viruses chosen to represent the range of viruses we study, require different assay methodologies to demonstrate viral inactivation.
These infectivity assays may involve plaque formation, detection of other cytopathic effects such as syncytia or foci formation, end point titrations (e.g. TCID50 assays), detection of virus antigen synthesis or other methods. Generally, the assay method chosen for different viruses will be selected based on a high level of relative sensitivity and reproducibility and will be performed in sufficient replicates and controls to ensure adequate statistical accuracy of the results.

Toxicity Studies.
-----------------

     Should our technology demonstrate a significant capacity to inactivate specific viruses, we will study in-vitro toxicity on a limited basis. Initial toxicity evaluation will be designed to demonstrate the product's potential for commercial development. For example, bovine serum typically used in cell growth research may be spiked with virus and then treated with a specific dose of LVT3. The viral spiked serum will be assayed for virus pre and post treatment with our technology. Should our process demonstrate a significant capacity to inactivate virus in the viral spiked serum, un-spiked serum, treated with an identical dose of LVT3 will be evaluated for toxicity. Generally, these toxicity studies will be designed to evaluate the effect of LVT3 and our process on the integrity of the biological media and the ability of the treated media to continue to perform its intended purpose. In this example, the intended purpose of the bovine serum is cell growth. Therefore, the cell growth performance of LTV3 treated serum would be evaluated against a control of non-LVT3 treated serum. In this illustrative example, cell viability, proliferation, (replication) and cell death would be studied. Results of toxicity studies will be used to assess a product for further development. Different potential products will require different initial toxicity evaluations, and these evaluations should be considered preliminary in nature. Products we determine show promise for commercial development will likely require extensive additional study to evaluate toxicity.

Twelve Month Operational Plan and 2004 Milestones.
--------------------------------------------------

Pre-Clinical Research.
----------------------

     During 2004, we expect to continue our current research program of evaluating the capacity of our process to inactivate pathogens and treat lipid associated diseases. Our objective during the next 12 months will be to rank potential products for commercial development based on results of our research program, which is in progress. We presently have multiple potential products to consider for development. Our objective during 2004 is to narrow this group and identify several focus products which, based on our evaluation criteria, have the greatest potential for commercial development. Assuming we can identify several products we feel warrant commercial development, we will then prepare detailed plans for research designed to demonstrate efficacy, toxicity, safety and the regulatory hurdles expected for marketing approval.

Operations.
-----------

     During the next 12 months, the operations side of our business will focus on enhancing our operational management team, building a scientific advisory team to support our research efforts, and raising capital to finance operations. Using the Corporate Governance Rules established by NASDAQ for Small Smallcap Listing, we will work to develop a Board of Directors that satisfies Marketplace Rules 4350 and 4351, including the requirement for Independent Directors & Audit Committee Composition.

Financing.
----------

     We require immediate financing to fund operations for the next 12 months, including all research programs described herein. We do not have sufficient cash on hand to finance our current plan of operation. Since inception, debt and equity financing have funded all operations including research expenses. We expend and will likely continue to expend substantial funds to complete our research, development and operational objectives. To fund these operations we will consider all options available. Consequently, now and on an ongoing basis we will consider raising capital through collaborative arrangements, strategic alliances, research grants or equity and debt financings or from other sources. We require additional financing of some form to complete our planned 12-month research objectives. We may be unable to raise additional capital on commercially acceptable terms, or at all, and if we raise capital through equity financing, existing stockholders will have their ownership interests diluted. Our failure to generate adequate funds from additional sources to fund our business objectives would harm our business and our ability to execute our operational objectives and milestones.

Safe Harbor Statement.
----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation: (i)our ability to develop products and technologies acceptable to industry; establish and maintain relationships with licensees and other users of our technology and products; and raise capital; (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which our Company conducts business; legislation or regulatory requirements; conditions of the securities markets; the development of products that may be superior to the products developed by our Company; competition; changes in the quality or composition of our Company's products; our ability to develop new products; our ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

      Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                      ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                       FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]




                             CONTENTS

                                                              PAGE

     Independent Auditors' Report                              F-1

     Report of Independent Certified Public Accountants        F-2

     Balance Sheet, December 31, 2003                          F-3

     Statements of Operations, for the years ended
          December 31, 2003 and 2002 and for the period from
          the entering of exploration stage on August 10, 2001
          through December 31, 2003                             F-4

     Statement of Stockholders' deficit, from the
          entering of exploration stage on August 10, 2001
          through December 31, 2003                             F-5

     Statements of Cash Flows, for the years ended
          December 31, 2003 and 2002 and for the period from
          the entering of exploration stage on August 10, 2001
          through December 31, 2003                             F-6

     Notes to Financial Statements                       F-7 - F-12

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
ANTICLINE URANIUM, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Anticline Uranium, Inc. [an exploration stage company] at December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003 and for the period from the entering of exploration stage on August 10, 2001 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Anticline Uranium, Inc. for the period from the entering of exploration state on August 10, 2001 through December 31, 2002 were audited by other auditors whose report, dated March 13, 2003, included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 2002 reflect an accumulated deficit of $703,013 prior to the inception of the exploration stage and an accumulated deficit of $51,193 during the exploration stage. The other auditors' report has been furnished to us and our opinion, insofar as it relates to the amounts for the period from the entering of exploration stage on August 10, 2001 through December 31, 2002, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Anticline Uranium, Inc. [an exploration stage company] as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from the entering of exploration stage on August 10, 2001 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER & HARDY, P.C.

January 23, 2004
Salt Lake City, Utah

HANSEN, BARNETT & MAXWELL
A Professional Corporation                          Registered with the Public
CERTIFIED PUBLIC ACCOUNTANTS                Company Accounting Oversight Board

5 Triad Center, Suite 750                          an independent member of
Salt Lake City, UT 84180-1128                             BAKER TILLY
Phone: (801) 532-2200                                    INTERNATIONAL
Fax: (801) 532-7944
www.hbmcpas.com

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
Anticline Uranium, Inc.

We have audited Anticline Uranium, Inc. (an exploration stage company) as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from August 10, 2001 (date of inception of the exploration stage) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anticline Uranium, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from August 10, 2001 (date of inception of the exploration stage) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage but has not engaged in any actual exploration activities on its leased property and does not currently have the capital or financing to begin any exploration activities. During the years ended December 31, 2002, the Company has not earned any revenues, has incurred losses of $42,440 and has used cash in its operating activities of $12,742. At December 31, 2002, the Company has an accumulated deficit of $51,192 incurred during the exploration stage, has a working capital deficiency of $32,516 and a capital deficiency of $82,516. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 13, 2003

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                          BALANCE SHEET


                              ASSETS

                                             December 31,
                                                2003
                                             ___________
CURRENT ASSETS:
     Cash                                    $         -
                                             ___________
          Total Current Assets                         -
                                             ___________
                                             $         -
                                             ___________


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                        $         -
     Advance from LipidViro                      142,982
                                             ___________
               Total Current Liabilities         142,982
                                             ___________

STOCKHOLDERS' DEFICIT:
     Common stock, $0.001 par value,
          50,000,000 shares authorized,
          5,213,112 shares issued and
          outstanding                              5,213
     Additional paid-in capital                  628,034
     Deficit accumulated prior to inception
       of the exploration stage                 (703,013)
     Deficit accumulated during the
       exploration stage                         (73,216)
                                             ___________
          Total Stockholders' Equity (Deficit)  (142,982)
                                             ___________
                                             $         -
                                             ___________

The accompanying notes are an integral part of this financial statement.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                     STATEMENTS OF OPERATIONS

                                                          From Entering of
                                        For the           Exploration Stage
                                       Year Ended           on August 10,
                                       December 31,         2001, Through
                                   ______________________    December 31,
                                   2003             2002         2003
                                   __________  __________   _____________
REVENUE                            $        -  $        -   $           -

OPERATING EXPENSES:
     General and administrative        20,327      38,967          67,227
                                   __________  __________   _____________
LOSS FROM OPERATIONS                  (20,327)    (38,967)        (67,227)
                                   __________  __________   _____________

OTHER INCOME (EXPENSE):
     Interest and other income              -           -             923
     Interest expense                  (1,696)     (3,473)         (6,912)
                                   __________  __________   _____________
          Total Other Income
            (Expense)                  (1,696)     (3,473)         (5,989)
                                   __________  __________   _____________

LOSS BEFORE INCOME
  TAXES                               (22,023)    (42,440)        (73,216)

CURRENT TAX EXPENSE                         -           -               -

DEFERRED TAX EXPENSE                        -           -               -
                                   __________  __________   _____________

NET LOSS                           $  (22,023) $  (42,440)  $     (73,216)
                                   __________  __________   _____________

LOSS PER COMMON SHARE              $    (0.00) $    (0.01)
                                   __________  __________
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                         5,452,838   5,213,112
                                   __________  __________

The accompanying notes are an integral part of these financial statements.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

           STATEMENT OF STOCKHOLDERS' DEFICIT

    FROM AUGUST 10, 2001 (DATE OF INCEPTION OF EXPLORATION STAGE)

                    THROUGH DECEMBER 31, 2003

                                                      Deficit
                                                   Accumulated      Deficit
                                                   Prior to the    Accumulated
                        Common Stock    Additional Inception of the During the
                      _________________   Paid-in  Exploration    Exploration
                       Shares    Amount   Capital      Stage         Stage
                      __________ ______  _________ ___________ ______________
BALANCE,
August 10, 2001        5,213,112 $ 5,213 $660,952  $(703,013) $         -

Contributed services           -       -      525          -            -

Net loss for the
period ended
December 31, 2001              -       -        -          -       (8,753)
                       _________ _______ ________  _________  ___________
BALANCE,
December 31, 2001      5,213,112   5,213  661,477   (703,013)      (8,753)

Stock issued for
services at $0.01
per share,
December 2002            500,000     500    4,500          -            -

Net loss for the
year ended
December 31, 2002              -       -        -          -      (42,440)
                       _________ _______ ________  _________  ___________
BALANCE,
December 31, 2002      5,713,112   5,713  665,977   (703,013)     (51,193)

Repurchase and
cancellation of stock
at $0.10 per share,
June 2003               (500,000)   (500) (49,500)         -            -

Capital contributions          -       -   11,557          -            -

Net loss for the year
ended December 31, 2003        -       -        -          -      (22,023)
                      _________ _______ ________ _________   ___________
BALANCE,
December 31, 2003     5,213,112 $ 5,213 $628,034 $(703,013)  $   (73,216)
                      _________ _______ ________ _________   ___________

The accompanying notes are an integral part of this financial statement.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                     STATEMENTS OF CASH FLOWS

                                                          From Entering of
                                        For the           Exploration Stage
                                       Year Ended           on August 10,
                                       December 31,         2001, Through
                                   ______________________    December 31,
                                   2003             2002         2003
                                   __________  __________   _____________
Cash Flows from Operating Activities:
     Net Income (loss)               $(22,023) $  (42,440)  $     (73,216)
     Adjustments to reconcile net
     loss to net cash used by
     operating activities:
          Non-cash expenses                  -      5,000           5,000
          Contributed services               -          -             525
          Changes in assets and
          liabilities:
               Increase (decrease) in
               accounts payable        (13,814)    21,225         (29,445)
               Increase (decrease) in
               accrued interest         (1,062)     3,473           4,154
                                    __________ __________    ____________
          Net Cash Provided (Used) by
            Operating Activities       (36,899)   (12,742)        (92,982)
                                    __________ __________    ____________
Cash Flows from Investing Activities         -          -               -
                                    __________ __________    ____________
          Net Cash Provided by
          Investing Activities               -          -               -
                                    __________ __________    ____________
Cash Flows from Financing Activities:
     Proceeds (payments) on bank
     overdraft                              (8)         -               -
     Advances from a related party       3,960      6,075          10,035
     Payments on advances from related
     party                             (10,035)         -         (10,035)
     Advance from LipidViro            142,982          -         142,982
     Proceeds from notes payable             -          -          50,000
     Payments on notes payable         (50,000)         -         (50,000)
     Payments to repurchase common
     stock                             (50,000)         -         (50,000)
                                    __________ __________    ____________
               Net Cash Provided by
               Financing Activities     36,899      6,075          92,982
                                    __________ __________    ____________

Net Increase (Decrease) in Cash              -     (6,667)              -

Cash at Beginning of Period                  -      6,667               -
                                    __________ __________     ___________

Cash at End of Period               $        - $        -     $         -
                                    __________ __________     ___________
Supplemental Disclosures of Cash Flow information:
     Cash paid during the period for:
       Interest                     $    2,758 $        -     $         -
       Income taxes                 $        - $        -     $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the year ended December 31, 2003:
          In June 2003, shareholders of the Company forgave accrued interest of $4,171 and accrued expenses of $7,386. Due to the related party nature of the debt forgiveness, these have been accounted for as capital contributions.

The accompanying notes are an integral part of these financial statements.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

     Reclassification - The financial statements for periods prior to December 31, 2003 have been reclassified to conform to the headings and classifications used in the December 31, 2003 financial statements.

     Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-100 reverse stock split effected on October 4, 2001 and a 4-for-1 forward stock split effected on December 31, 2001 [See Note 4].

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 - NOTES PAYABLE

     The Company issued notes payable with three-year maturities totaling $50,000 between June 29, 2001 and July 6, 2001 in order to obtain funds to pay back taxes to the State of California Franchise Tax Board and to pay other miscellaneous expenses in order to revive the Company. The Company borrowed $20,000 from an individual who is the father of a former officer of the Company, and $10,000 from a former Director of the Company. All the notes payable were issued with an interest rate of 7% per annum with no interest payments due until maturity. In June 2003, the Company repaid the notes payable with accrued interest of $2,758. Accrued interest of $4,171 on the related party notes payable was forgiven and, due to the related party nature of the debt forgiveness, these have been accounted for as capital contributions.

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

     In December 2002, the Company issued 500,000 shares of common stock to former officers of the Company for services rendered valued at $5,000 or $0.01 per share.

     In June 2003, the Company repurchased and cancelled 500,000 shares of common stock from former officers of the Company for $50,000 or $.10 per share.

     Capital Contributions - In June 2003, shareholders of the Company forgave accrued interest of $4,171 and accrued expenses of $7,386. Due to the related party nature of the debt forgiveness, these have been accounted for as capital contributions.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

     Stock Option Plan - In March 2003, the Board of Directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At December 31, 2003, total awards available to be granted from the Plan amounted to 1,500,000.

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $73,500, which may be applied against future taxable income and which expire in various years through 2023. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $25,000 and $28,416 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a decrease in the valuation allowance of approximately $3,400 during the year ended December 31, 2003.

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

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:


                                                     For the
                                                   Year Ended
                                                   December 31,
                                             ______________________
                                                2003        2002
                                             __________  __________
          Loss from continuing operations
          available to common
          shareholders (numerator)           $  (22,023) $  (42,440)
                                             __________  __________
          Weighted average number of
          common shares outstanding
          used in loss per share for the
          period (denominator)                5,452,838   5,213,112
                                             __________  __________

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

     Advance from LipidViro - In June 2003, LipidViro advanced $134,816 to the Company as part of a Share Purchase Agreement [See Note 2]. From July through December 2003, LipidViro paid expenses on behalf of the Company totaling $8,166. At December 31, 2003, the Company owed a total of $142,982 to LipidViro. The amount bears no interest and is due on demand.

     Notes Payable - The Company had notes payable to former officers and directors of the Company which were repaid in June 2003 [See Note 3].

     Common Stock Issuance/Repurchase - In December 2002, the Company issued 500,000 shares of common stock to former officers of the Company for services rendered valued at $5,000. In June 2003, the Company repurchased and cancelled the 500,000 shares for $50,000 [See Note 4].

     Management Compensation - During the six months ended June 30, 2003, the Company accrued $4,500 of compensation to its former officers, bringing the total amount owed to the former officers to $24,500. In June 2003, the Company paid $17,114 to the former officers and the remaining balance of $7,386 was forgiven. Due to the related party nature of the debt forgiveness, it was accounted for as a capital contribution.

                     ANTICLINE URANIUM, INC.
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS [Continued]

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

     The EPA has listed Eureka, Utah, as a superfund clean-up site for lead contamination. No claims have been made against the Company related to its leased mining properties which are located near Eureka. The Company has not received any notices from the EPA and does not expect or anticipate that the superfund clean-up site will be expanded to include any of the Company's previously leased mining properties. The Company is also not aware of any state or federal agency plans or intentions to do any environmental clean up or other work in or adjacent to the Company's previously leased mining properties. North Beck has indemnified the Company against any past environmental claims or liability. No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

NOTE 10 - SUBSEQUENT EVENTS

     Downstream Merger - On January 14, 2004, the Company's parent (LipidViro), which owned 95.9% of the Company, acquired the minority interests in the Company and was reorganized as a subsidiary of the Company in a transaction in which the Company issued 9,818,750 shares of its common stock in exchange for all the outstanding common stock of the Company's parent, and the Company cancelled 5,000,000 shares of its common stock which had previously been owned by its parent.

     Issuance of Warrants - In January 2004, the Company issued 1,915,000 warrants to purchase common stock at $5.00 per share and 1,915,000 warrants to purchase common stock at $10.00 per share. The warrants vested immediately and are exercisable only during the month of June 2006.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     On July 28, 2003, our Company's Board of Directors resolved to dismiss Hansen, Barnett & Maxwell and retain Pritchett, Siler & Hardy as our Company's independent auditors. There were not any disagreements with our independent accountants on accounting and financial disclosure. For more information regarding the change in accountants, see our 8-K Current Reports, as amended, respecting this change that are referenced in Part III, Item 13.

Item 8(a).  Controls and Procedures.
            ------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Operating Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers for the calendar year ended December 31, 2003, and to the date hereof. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                   Date of         Date of
                     Positions     Election or     Termination
Name                 Held          Designation     or Resignation
----                  ----         -----------     ---------------
John Michael Coombs  President and   7/2001           6/24/2003
                     Director        7/2001           6/24/2003

Terry S. Pantelakis  Secretary and   7/2001           6/24/2003
                     Director        7/2001           6/24/2003

Kenneth P. Hamik     President and   6/24/2003            *
                     Director        6/24/2003            *

Kristy Hamik         COO and         6/24/2003        1/19/2004
                     Director        6/24/2003        1/19/2004

Patrick A. Seymour   COO and         1/19/2004        4/5/2004
                     Director        1/19/2004        4/5/2004

               *  Still are serving in these positions above.

     Directors are elected by our stockholders to serve until the next annual meeting of our stockholders or until their successors have been elected and have been duly qualified. Officers are appointed to serve until the annual meeting of our Board of Directors following the next annual meeting of our stockholders and until their successors have been elected and have qualified.

Business Experience.
--------------------

     Kenneth P. Hamik, President, CEO and a director. Mr. Hamik is 46 years of age. Kenneth P. Hamik has over 20 years of management and consulting experience across a wide range of markets: healthcare, media/entertainment, consumer products, Internet, education, financial services, telecommunications, energy, electronics/computers, air travel and auto manufacturing. He was featured in the January 2000 cover article of Consumer Reports on future product trends, in an MSN article on future career paths, and recently headed a team to manage Charles Schwab electronic relationship management strategies. Before joining LipidViro, he served as Vice President of Marketing & Strategy at Triple Aught, Inc., a Berkeley, California based energy technology & engineering start-up company. Ken completed his Masters of Science work at the University of Houston's Studies of the Future program. He also has a B.S. Degree from the University of Nebraska.

Significant Employees.
----------------------

     LipidViro has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

     Kenneth P. Hamik and Kristy Hamik are cousins.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     We believe that each of our directors, executive officers and 10% stockholders is currently in compliance with Section 16(a) of the Exchange Act. The common stock and warrants that are required to be issued under the Reorganization Agreement with Lipid-Viro-Utah have not yet been issued, but on the issuance of these securities, Forms 3 will be filed by those LipidViro-Utah stockholders who are 10% stockholders, and Schedules 13D will be filed by those who are 5% stockholders, if any.

Audit Committee.
----------------
     We have not adopted an Audit Committee due to the fact that our Company is a development stage company and has generated no revenues from operations. However, we do plan in the next fiscal year to adopt and have an Audit Committee.

Code of Ethics.
---------------

     We have adopted a Code of Ethics for our President and Chief Executive Officer. See Part III Item 13, Exhibit 14.

Item 10. Executive Compensation.
         -----------------------

     During the six months ended June 30, 2003, our Company accrued $4,500 of compensation to our former officers, bringing the total amount owed to the former officers to $24,500. In June 2003, we paid $17,114 to the former officers and the remaining balance of $7,386 was forgiven. Due to the related party nature of the debt forgiveness, this was accounted for as a capital contribution.

     In March, 2003, the Board of Directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At December 31, 2003, total awards available to be granted from the Plan amounted to 1,500,000.


                    Options/SAR Grants in Last Fiscal Year
                    --------------------------------------

                               Individual Grants
                               -----------------


  (a)                (b)           (c)            (d)              (e)
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base  Expiration
Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date
----              -----------    -----------    ------------      ----

None              -0-            -0-            -0-               -0-


Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our directors are compensated for any services provided as a director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us or any subsidiary or any change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who beneficially own more than five percent of our common stock as of the date of December 31, 2003:


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class
----------------           ------------------           --------
Kenneth P. Hamik*          5,000,000                 95.91%

Kristy Hamik*              5,000,000                 95.91%

LipidViro Tech, Inc.*      5,000,000                 95.91%

               * Kenneth P. Hamik and Kristy Hamik, cousins, are directors and executive officers and minor stockholders of LipidViro, who were designated to serve as directors and executive officers of the Registrant on June 25, 2003, following the resignations of Messrs. Coombs and Pantelakis on that date, accordingly, they may be deemed to be the beneficial owners of the outstanding shares of common stock of the Registrant that are owned by LipidViro as indicated in the foregoing table. These shares were cancelled in connection with the LipidViro Reorganization Agreement Fairness Hearing. See the heading "Business Development" of Part I, Item 1.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of our directors and executive officers as of the date of this Report:



                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------
Kenneth P. Hamik*          5,000,000                 95.91%

Kristy Hamik*              5,000,000                 95.91%

LipidViro Tech, Inc.*      5,000,000                 95.91%

               * Kenneth P. Hamik and Kristy Hamik, cousins, are directors and executive officers and minor stockholders of LipidViro, who were designated to serve as directors and executive officers of the Registrant on June 25, 2003, following the resignations of Messrs. Coombs and Pantelakis on that date, accordingly, they may be deemed to be the beneficial owners of the outstanding shares of common stock of the Registrant that are owned by LipidViro as indicated in the foregoing table. These shares were cancelled in connection with the LipidViro Reorganization Agreement Fairness Hearing. See the heading "Business Development" of Part I, Item 1.


All Directors and
Executive Officers
as a group                 5,000,000                 95.91%

                 * These shares were cancelled in connection with the
                   LipidViro Reorganization Agreement Fairness Hearing. See the heading "Business Development" of Part I, Item 1.


Changes in Control.
-------------------

     To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar years ended December 31, 2003 and 2002, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     An officer of our Company loaned us a total of $3,960 during the six months ended June 30, 2003, in order to pay general and administrative expenses. In June 2003, we repaid the advances.

     In June 2003, LipidViro-Utah advanced $134,816 to our Company as part of the North Beck Share Purchase Agreement. From July through December 2003, LipidViro-Utah paid expenses on behalf of our Company totaling $8,166. At December 31, 2003, we owed a total of $142,982 to LipidViro-Utah. The amount bears no interest and is due on demand.

     We had notes payable to former officers and directors of our Company which were repaid in June 2003.

     In December 2002, we issued 500,000 shares of common stock to former officers of our Company for services rendered valued at $5,000. In
June 2003, we repurchased and cancelled the 500,000 shares for $50,000.

     During the six months ended June 30, 2003, we accrued $4,500 of compensation to our former officers, bringing the total amount owed to the former officers to $24,500. In June 2003, we paid $17,114 to the former officers and the remaining balance of $7,386 was forgiven. Due to the related party nature of the debt forgiveness, it was accounted for as a capital contribution.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2003 and 2002, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2003 and 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     LipidViro-Utah may have been deemed to have been our parent at December 31, 2003.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2003 and 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of us, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

8-K Current Report dated June 24, 2003, regarding the Share Purchase Agreement with North Beck, filed with the Securities and Exchange Commission on June 27, 2003.*

8-K Current Reports dated July 28, 2003, as amended, regarding the change of accountants, respectively filed with the Securities and Exchange Commission on August 1, 2003, and August 13, 2003.*

8-K Current Report dated August 19, 2003, regarding the Agreement and Plan of Reorganization with LipidViro-Utah, filed with the Securities and Exchange Commission on September 9, 2003.*

8-KA-1 Current Report dated August 19, 2003, regarding the Fairness Hearing on the Reorganization Agreement with LipidViro-Utah, filed with the Securities and Exchange Commission on March 26, 2004.*

Exhibits
--------

Exhibit
Number               Description
------               -----------

14             Code of Ethics

31.1           302 Certification of Kenneth P. Hamik

32             906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, filed April 14, 2003.

     Definitive Information Statement filed July 23, 2003.

     * Also incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to LipidViro by its principal accountants during the calendar years ended December 31, 2003, and December 31, 2002:

     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $2,170         $10,590

     Audit-related fees                $2,556         $ 4,135

     Tax fees                          $    0         $ 1,013

     All other fees                    $    0         $     0

     Total fees                        $4,726         $15,738

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LIPIDVIRO TECH, INC.


Date: 4/13/2004                        By/s/Kenneth P. Hamik
      -------------                      -------------------
                                         Kenneth P. Hamik
                                         President, Chief Executive Officer
                                         and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 4/13/2004                        By/s/Kenneth P. Hamik
     -------------                       ----------------------
                                         Kenneth P. Hamik
                                         President, Chief Executive Officer
                                         and Director