Form 10QSB
period 2004-03-31
LIPIDVIRO TECH INC
filed 2004-05-14
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------   ---------------

                       Commission File No. 000-49655
                                           ---------


                         LIPIDVIRO TECH, INC.
                         -----------------------
     (Exact Name of Small Business Issuer as specified in its Charter)


            Nevada                                     87-0678927
             ----                                      ----------
  (State or Other Jurisdiction of                (I.R.S. Employer I.D. No.
incorporation or organization)

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

                            March 31, 2004

               Common Voting Stock   10,031,863 shares

Transitional Small Business Disclosure Format (Check one):  Yes X   No

ITEM 1 Financial Information

     The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]




                             CONTENTS

                                                                   PAGE

     Unaudited Condensed Consolidated Balance
          Sheets, March 31, 2004 and December 31, 2003               2

     Unaudited Condensed Consolidated Statements of
          Operations, for the three months ended
          March 31, 2004 and from inception on May 6,
          2003 through March 31, 2004                                3


     Unaudited Condensed Consolidated Statements of
          Cash Flows, for the three months ended
          March 31, 2004 and from inception on May 6,
          2003 through March 31, 2004                                4

     Notes to Unaudited Condensed Consolidated
               Financial Statements                             5 - 12

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                   March 31,    December 31,
                                                     2004           2003
                                                  ___________    ___________
CURRENT ASSETS:
     Cash                                        $      3,789   $      3,702
     Prepaid expense                                    5,058          3,919
                                                  ___________    ___________
               Total Current Assets                     8,847          7,621
                                                  ___________    ___________

PROPERTY AND EQUIPMENT, net                             2,963          2,118
                                                  ___________    ___________

OTHER ASSETS:
     Definite-life intangible assets, net               3,826              -
     Goodwill                                         290,317        269,006
                                                  ___________    ___________
               Total Other Assets                     294,143        269,006
                                                  ___________    ___________
                                                  $   305,953    $   278,745
                                                  ___________    ___________

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $    39,174    $    26,387
     Shareholder advances                              95,000         65,000
                                                  ___________    ___________
               Total Current Liabilities              134,174         91,387
                                                  ___________    ___________

STOCKHOLDERS' EQUITY [Restated]:
     Common stock, $.001 par value,
          150,000,000 shares authorized,
          10,031,862 and 9,818,750 shares
          issued and outstanding, respectively         10,032          9,819
     Capital in excess of par value                   344,352        323,254
     Deficit accumulated during the
          development stage                          (182,605)      (145,715)
                                                  ___________    ___________
          Total Stockholders' Equity                  171,779        187,358
                                                  ___________    ___________

                                                  $   305,953    $   278,745
                                                  ___________    ___________

Note: The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            From Inception
                                             For the Three  on May 6, 2003
                                             Months Ended       Through
                                            March 31, 2004   March 31, 2004
                                              ____________   ____________
REVENUE                                     $          -   $          -

EXPENSES:
     General and administrative                   12,097         92,254
     Research and development                     24,793         90,351
                                            ____________   ____________
          Total Expenses                          36,890        182,605
                                            ____________   ____________

LOSS BEFORE INCOME TAXES                         (36,890)      (182,605)

CURRENT TAX EXPENSE (BENEFIT)                          -              -

DEFERRED TAX EXPENSE (BENEFIT)                         -              -
                                            ____________   ____________

NET LOSS                                    $    (36,890)  $   (182,605)
                                            ____________   ____________

LOSS PER COMMON SHARE                       $       (.00)  $       (.02)
                                            ____________   ____________


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            From Inception
                                             For the Three  on May 6, 2003
                                             Months Ended       Through
                                            March 31, 2004   March 31, 2004
                                              ____________   ____________
Cash Flows from Operating Activities:
     Net loss                                 $    (36,890)  $   (182,605)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
          Depreciation expense                         115            300
          Non-cash expenses paid by issuance
          of common stock                                -            750
          Non-cash services paid by issuance
          of common stock                                -            113
          Changes in assets and liabilities:
               (Increase) in prepaid expense        (1,139)        (5,058)
               Increase in accounts payable         12,787         39,174
                                              ____________   ____________
                         Net Cash (Used) by
                         Operating Activities      (25,127)      (147,326)
                                              ____________   ____________
Cash Flows from Investing Activities:
     Payments for property and equipment              (960)        (3,263)
     Payments for definite-life intangible assets   (3,826)        (3,826)
     Payments for goodwill                               -       (269,006)
                                              ____________   ____________
                         Net Cash (Used) by
                         Investing Activities       (4,786)      (276,095)
                                              ____________   ____________
Cash Flows from Financing Activities:
     Proceeds from shareholder advances             30,000         95,000
     Proceeds from issuance of common stock              -        293,700
     Proceeds from sale of warrants                      -         38,510
                                              ____________   ____________
                         Net Cash Provided by
                         Financing Activities       30,000        427,210
                                              ____________   ____________
Net Increase (Decrease) in Cash                         87          3,789

Cash at Beginning of Period                          3,702              -
                                              ____________   ____________
Cash at End of Period                         $      3,789   $      3,789
                                              ____________   ____________
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                               $          -   $          -
       Income taxes                           $          -   $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the period from inception on May 6, 2003 through March 31, 2004:
     In January 2004, the Company issued 213,112 shares of common stock as part of a downstream merger [See Note 2].

     In June 2003, the Company issued 3,750 shares of common stock for services rendered valued at $113.

     In May 2003, the Company issued 25,000 shares of common stock as repayment of organization costs of $750.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - LipidViro Tech, Inc. ("Parent") was organized under the laws of the State of California on October 19, 1954 as Anticline Uranium, Inc. In October 2001, Parent changed its domicile from California to Nevada by merging with and into a wholly owned subsidiary with the same name and the Nevada entity being the surviving entity. In January 2004, Parent changed its name to LipidViro Tech, Inc. On June 24, 2003, Subsidiary acquired 95.9% of the outstanding stock of Parent pursuant to a Share Purchase Agreement. The agreement called for Subsidiary to pay $65,718 to the former shareholders of Parent for 5,000,000 shares of Parent's common stock wherein Parent became a 95.9% owned subsidiary of Subsidiary [See Note 3]. On January 14, 2004, Parent issued 9,818,750 shares of its common stock for all 9,818,750 outstanding shares of Subsidiary's common stock wherein Subsidiary became a wholly owned subsidiary of Parent in a transaction which has been accounted for as a downstream merger [See Note 2]. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to June 24, 2003 have been eliminated. The financial statements reflect the operations of Subsidiary from its inception.

     Lipidviro Tech Inc. ("Subsidiary") was organized under the laws of the State of Utah on May 6, 2003.

     LipidViro Tech, Inc. and Subsidiary ("the Company") plans to research and market substances and compounds for antiviral and antibacterial purposes. The Company has not generated any revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

     Consolidation - The consolidated financial statements include the accounts of Parent and Parent's wholly owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews their property and equipment for impairment.

     Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of March 31, 2004, the Company has capitalized a total of $2,830 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the three months ended March 31, 2004.

     Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the three months ended March 31, 2004.

     Research and Development - Research and development costs are expensed as incurred. The Company expensed $24,793 in research and development costs during the three months ended March 31, 2004.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [See Note 8].

     Minority Interest - From June 24, 2003 through January 14, 2004, Subsidiary owned 95.9% of Parent. The net loss of Parent applicable to the non-controlling minority interest was not allocated to the minority interests as there was no obligation of the non-controlling minority interests to share in such losses. On January 14, 2004, Subsidiary acquired the minority interest in a downstream merger [See Note 2].

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 11].

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

     Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

     Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See
     Note 2] and to reflect a 1-for-100 reverse stock split that Parent effected on October 4, 2001 and a 4-for-1 forward stock split that Parent effected on December 31, 2001 [See Note 7].

NOTE 2 - DOWNSTREAM MERGER

     On January 14, 2004, Subsidiary acquired the minority interests in Parent and Subsidiary was reorganized as a subsidiary of Parent in a transaction in which Parent issued 9,818,750 shares of its common stock in exchange for all 9,818,750 outstanding shares of Subsidiary's common stock. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary. The Company recorded goodwill of $21,311 as a result of the downstream merger. The financial statements reflect the operations of Subsidiary from its inception. As part of the downstream merger, Parent issued 1,915,000 Class A warrants and 1,915,000 Class B warrants to replace similar warrants of Subsidiary. Parent also cancelled 5,000,000 shares of its common stock which had previously been owned by Subsidiary.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION OF 95.9% OF LIPIDVIRO TECH, INC.

     On June 24, 2003, Subsidiary acquired 95.9% of the outstanding stock of Parent pursuant to a Share Purchase Agreement. The agreement called for Subsidiary to pay $65,718 to the former shareholders of Parent for 5,000,000 shares of Parent's common stock wherein Parent became a 95.9% owned subsidiary of Subsidiary. The agreement also called for Subsidiary to advance an additional $203,282 to pay costs associated with the acquisition and to reduce the liabilities of Parent. The acquisition closed June 24, 2003 and has been accounted for as a purchase of Parent. The Company recorded goodwill of $269,006 as a result of the acquisition. The financial statements reflect the operations of Parent from June 24, 2003.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at:

                                                 March 31,   December 31,
                                                   2004         2003
                                               ___________   ___________
     Office equipment                          $       433   $       433
     Website                                         2,830         1,870
                                               ___________   ___________
                                                     3,263         2,303

     Less: accumulated depreciation                   (300)         (185)
                                               ___________   ___________
     Net property and equipment                $     2,963   $     2,118
                                               ___________   ___________

     Depreciation expense for the three months ended March 31, 2004 was $115.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

     Definite-life intangible assets consist of the following at:

                                                 March 31,   December 31,
                                                   2004         2003
                                               ___________    ___________
          Patent applications in process       $    3,826     $         -

          Less: Accumulated amortization                -               -
                                               __________     ___________
          Net Definite-life Intangible Assets  $    3,826     $         -
                                               __________     ___________

     The Company's definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years with no residual value. Amortization expense for the three months ended March 31, 2004 was $0. The Company estimates that their amortization expense for each of the next five years will be approximately $200 per year.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOODWILL

     The Company has no indefinite-life or definite-life intangible assets. The following is a summary of the transactions affecting the Company's goodwill.


                                                            From Inception
                                             For the Three  on May 6, 2003
                                             Months Ended       Through
                                            March 31, 2004   March 31, 2004
                                              ____________   ____________
          Goodwill at beginning of period     $    269,006   $          -

          Goodwill from the acquisition of
            95.9% of Parent                              -        269,006

          Goodwill from the acquisition of
            the minority interests in Parent        21,311         21,311
                                              ____________   ____________

          Goodwill at end of period           $    290,317   $    290,317
                                              ____________   ____________

NOTE 7 - CAPITAL STOCK

     Common Stock - The Company has authorized 150,000,000 shares of common stock with a par value of $.001.

     In January 2004, the Company issued 213,112 shares of their previously authorized but unissued common stock to the former shareholders of Subsidiary as part of a downstream merger [See Note 2].

     In June 2003, the Company issued 3,750 shares of their previously authorized but unissued common stock to an officer of the Company for services rendered valued at $113, or $.03 per share.

     In June 2003, the Company issued 7,875,000 shares of their previously authorized but unissued common stock for cash of $236,250, or .03 per share.

     In May 2003, the Company issued 1,915,000 units. Each unit consisted of one share of the Company's previously authorized but unissued common stock, one Class A warrant and one Class B warrant. The units were issued for cash of $95,960, or approximately $.05 per unit.

     In May 2003, in connection with their organization, the Company issued 25,000 shares of their previously authorized but unissued common stock to an officer of the Company as repayment of organization costs of $750, or $.03 per share.

     Stock Splits - On December 31, 2001, Parent effected a 4-for-1 forward stock split. On October 4, 2001, Parent effected a 1-for-100 reverse stock split. The financial statements for all periods presented have been restated to reflect these stock splits.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

     Class A Warrants - In May 2003, the Company issued 1,915,000 Class A Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $5.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At March 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

     Class B Warrants - In May 2003, the Company issued 1,915,000 Class B Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $10.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At March 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

     Stock Option Plan - In March 2003, the Board of Directors of Parent approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to their employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At March 31, 2004, total awards available to be granted from the Plan amounted to 1,500,000.

NOTE 8 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2004 unused operating loss carryforwards of approximately $239,000 which may be applied against future taxable income and which expire in various years through 2024. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of difference in book and tax basis of fixed assets and net operating losses, are approximately $48,000 and $38,400 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $9,600 during the three months ended March 31, 2004.

NOTE 9 - RELATED PARTY TRANSACTIONS

     Management Compensation - The Company has not paid any cash compensation to any officer or director of the Company. However, in June 2003, the Company issued 3,750 shares of common stock to an officer of the Company for services rendered valued at $113 [See Note 7].

     Office Space - The Company has not had a need to rent office space. A shareholder (former officer) of the Company is allowing the Company to use her mailing address, as needed, at no expense to the Company.

     Stock Issuance - In May 2003, in connection with their organization, the Company issued 25,000 shares of their previously authorized but unissued common stock to an officer of the Company as repayment of organization costs of $750, or $.03 per share.

     Shareholder Advances - During the three months ended March 31, 2004, a shareholder of the Company advanced $30,000 to the Company. At March 31, 2004, the Company owes a total of $95,000 to the shareholder. The shareholder has agreed to advance up to $100,000 to the Company. The advances bear no interest and are due December 31, 2004.

NOTE 10 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:


                                                            From Inception
                                             For the Three  on May 6, 2003
                                             Months Ended       Through
                                            March 31, 2004   March 31, 2004
                                              ____________   ____________
          Loss from continuing operations
          available to common
          shareholders (numerator)           $    (36,890)  $   (182,605)
                                             ____________   ____________
          Weighted average number of
          common shares outstanding
          used in loss per share for the
          period (denominator)                  9,999,076      8,939,340
                                             ____________   ____________

     At March 31, 2004, the Company had 1,915,000 Class A warrants and 1,915,000 Class B warrants outstanding which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     Agreements - In October 2003, the Company signed one-year agreements for the use of a research facility and staff to conduct research on behalf of the Company and to have a researcher coordinate the activities. The Company will pay up to $76,325 for supplies, facilities, a laboratory technician and coordination efforts.

     Possible Claims Related to Previously Leased Mining Property - In August 2001, Parent obtained 96.5% of the rights to certain mining claims in the Tintic Mining District of Juab County, Utah under the terms of a 5-year Mining Lease. Under the terms of the lease, Parent was obligated to spend $15,000 over the term of the lease for exploration, mining, development or similar costs for the benefit of the property subject to the lease. Parent was also obligated to pay a 3.5% net smelter royalty on all mineral-bearing ores sold. The lease also gave a credit to Parent for the first $30,000 of net smelter royalties. The lessor also agreed to indemnify and hold Parent harmless from any Environmental Protection Agency claim or claims by a similar state agency based solely on past mining contaminations or other environmental violations or damage. In June 2003, Parent paid $3,459 to cancel the Mining Lease. The Company's management believes that the Company would not be responsible for any future claims against the property which Parent previously leased, but the possibility exists that claims may arise against the property and the Company may be named in such claims based on the previous leasing arrangements. The Company's management believes that the Company would be successful in defending against any such claims that may arise. No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

ITEM 2 Management Discussions and Analysis or Plan of Operation

Plan of Reorganization
----------------------

          On June 24, 2003, a Share Purchase Agreement (the Agreement") was executed by and between North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"), that was the owner of approximately 96% of the outstanding voting securities of the Company, as "Seller," and LipidViro Tech, Inc., a privately-held Utah corporation ("LipidViro-Utah"), as "Buyer." Pursuant to the terms of the Agreement, LipidViro-Utah acquired 5,000,000 shares of the Company's common stock, or approximately 96% of its outstanding voting securities. See the 8-K Current Report of the Company dated June 24, 2003, which was previously filed with the Securities and Exchange Commission on June 27, 2003, and which is incorporated herein by reference. See Item 6.

          The Company and LipidViro-Utah entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), a copy of which was attached to the 8-K Current Report filed with the Securities and Exchange
Commission on September 9, 2003, and which is incorporated by reference, by which LipidViro-Utah was to be acquired as a wholly-owned subsidiary of the Registrant. See Item 6.

          On August 19, 2003, LipidViro-Utah filed a Petition for Fairness Hearing and a Motion for Expedited Hearing in the Third Judicial District Court in and for Salt Lake County, State of Utah, respecting the Reorganization Agreement, copies of which were also attached to the 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2003. The Petition for Fairness Hearing was filed because of the 95% ownership of the Company by LipidViro-Utah and the fact that following the closing of the Agreement with North Beck, the directors and executive officers of LipidViro-Utah had been designated to serve as directors and executive officers of the Company too. See Item 7. The Fairness Hearing was requested in order for LipidViro-Utah's shareholders to receive the contemplated issuance of securities under the Reorganization Agreement in accordance with United States and Utah securities laws, and pursuant to the exemption from registration provided in Section 3(a)(10) of the Securities Act of 1933, as amended ("the Securities Act"). The Fairness Hearing was held on September 8, 2003, and the Court took LipidViro Utah's Petition under advisement, after hearing oral argument, with the Court eventually deferring to the Utah Division of Securities to conduct the Fairness Hearing, based upon the recent adoption of an amendment to Section 61-1-11.1 of the Utah Uniform Securities Act that granted the Utah Division of Securities authority to conduct such hearings. With (i) the Company being a Nevada corporation, (ii) there being some question as to whether the Company or LipidViro-Utah should petition for the Fairness Hearing and (iii) the Utah Division of Securities having not formally adopted rules and regulations to implement such hearings, the Company filed another Petition for Fairness Hearing in the Fourth Judicial District Court of the State of Nevada, in and for the County of Elko, for a Fairness Hearing on the Reorganization Agreement.

          The principal terms of the Reorganization Agreement were:

     1. The LipidViro-Utah shareholders would deliver all of the LipidViro-Utah securities held by LipidViro-Utah shareholders which shares and warrants shall represented all of the issued and outstanding shares of LipidViro-Utah common stock and "A" and "B" warrants, and the Company agreed to acquire such securities in exchange for an aggregate of 9,818,750 shares of the Company's common stock, par value $0.001 per share, for the LipidViro-Utah common stock, and 1,915,000 "A" warrants and 1,915,000 "B" like warrants of the Registrant for the LipidViro-Utah warrants.

     2. At the closing, the 5,000,000 shares of common stock of the Company acquired by LipidViro-Utah from North Beck would be cancelled.

     3. After giving effect to the Reorganization Agreement, the Company would own all the issued and outstanding shares of LipidViro-Utah, and LipidViro-Utah would become a wholly-owned subsidiary of the Company, operating under the name "LipidViro Tech, Inc." or such other name selected by the shareholders and management of LipidViro-Utah.

          On January 12, 2004, the Nevada Court conducted a Fairness Hearing and found that the terms and provisions of the Reorganization Agreement and the issuance and exchange of the securities of the Company and LipidViro-Utah contemplated thereunder were fair to the Company's shareholders, based upon the Company's acceptance of the terms of the Reorganization Agreement and the information concerning the business and finances of the Company and LipidViro-Utah, all of which was proffered to the Court by the Company's legal counsel.

          Copies of the Petition for Fairness Hearing and the Court's Order Granting Petition of Fairness are attached hereto and incorporated herein by reference. See Item 6.

Plan of Operation
-----------------

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

          Our primary activities since incorporation have been developing drug production and delivery equipment and conducting research to evaluate and identify potential drug and biological products utilizing our proprietary lipid targeting technology. In addition, we have been performing business, strategic and financial planning and raising capital. We currently have no approved, saleable products or services and we are accordingly, considered to be a biotechnology company in the development stage. During the first quarter of 2004, we funded operations and research from monies advanced from a shareholder of the company. We continue to seek long term financing to support our research and operational activities.

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

Equipment Development and Pre-Clinical Research.
------------------------------------------------

          During the first fiscal quarter of 2004, we designed, engineered and constructed the first generation of our proprietary drug manufacturing equipment utilized in producing our investigational compound, LVT3. We also engineered and constructed the first ("GEN-1") and second generation ("GEN-2") of our proprietary LVT3 drug deliver devices utilized in our viral
inactivation process.   After constructing and testing the equipment, we
commenced pre-clinical research of LVT3 in an independent laboratory setting.

          On March 29, 2004, we released pre-clinical research results that utilized LVT3 and our GEN-2 technology. These results demonstrated substantial inactivation of four different infectious viruses, including: a DNA and a RNA virus, both with simple lipid envelopes; a DNA virus with a complex lipid envelope; and, a small, non-enveloped virus. The research was sponsored by LipidViro Tech and conducted at an independent laboratory. The studies were performed in a variety of biological media chosen to represent potential candidates for commercial products.

          Demonstrating antiviral efficacy in four differently structured viruses is a milestone achievement for LipidViro and the Company's proprietary GEN-2 technology. These studies were part of the Company's ongoing pre-clinical research program designed to evaluate the efficacy and toxicity of LVT3 and the Company's process. (See Item 6.)

          Most recently, the Company completed engineering and construction of its third generation ("GEN-3") drug delivery device. We have initiated study of LVT3 utilizing the new GEN-3 technology to evaluate efficacy and toxicity against various pathogens as compared to our GEN-1 and GEN-2 technologies. We have filed for patent protection covering our LVT3 drug production and GEN-1, GEN-2 and GEN-3 drug delivery devices, and for proprietary methods utilized in our viral inactivation process. (See Item 6.)

ITEM 3 Controls and Procedures

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 5.   Other Information.
          ------------------

          At a Board of Directors' meeting held on January 9, 2004, the Company adopted new Bylaws, a copy of which is attached hereto and incorporated herein by reference. See Item 7.

          On January 19, 2004, Adina Hamik resigned as a Director and Chief Operating Officer. See Item 7.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

          31 302 Certification of Kenneth P. Hamik

          32 906 Certification

          (b)  Reports on Form 8-K.

          8-K/A Report dated August 19, 2003, and filed March 26, 2004 regarding Certificate of Amendment to the Articles of Incorporation, Bylaws, Petition for Fairness Hearing, Agreement and Plan of Reorganization, Motion for Expedited Hearing, Petition for Fairness Hearing in the State of Nevada, Nevada Court Order Granting Petition of Fairness.

          8-K Report dated August 19, 2003, and filed September 9, 2003

          8-K Current Report of the Company dated June 24, 2003, which was previously filed with the Securities and Exchange Commission on June 27, 2003



                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LIPIDVIRO TECH, INC.


Date: 14 May, 2004                 By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik
                                     President and Director