Form 10QSB
period 2004-06-30
LIPIDVIRO TECH INC
filed 2004-08-13
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------   ---------------

                       Commission File No. 0-49655
                                           -------


                         LIPIDVIRO TECH, INC.
                         --------------------
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

                           June 30, 2004

              Common Voting Stock - 10,031,863 shares

Transitional Small Business Disclosure Format (Check one):  Yes X   No


ITEM 1 Financial Statements

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

                            JUNE 30, 2004

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]




                              CONTENTS

                                                                 PAGE

     Unaudited Condensed Consolidated Balance
          Sheets, June 30, 2004 and December 31, 2003             2

     Unaudited Condensed Consolidated Statements of
          Operations, for the three and six months ended
          June 30, 2004 and from inception on May 6,
          2003 through June 30, 2003 and 2004                     3

     Unaudited Condensed Consolidated Statements of
          Cash Flows, for the six months ended
          June 30, 2004 and from inception on May 6,
          2003 through June 30, 2003 and 2004                     4

     Notes to Unaudited Condensed Consolidated
          Financial Statements                               5 - 12

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]

           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                       June 30,  December 31,
                                                         2004        2003
                                                   ___________  ___________
CURRENT ASSETS:
  Cash                                              $    3,723  $     3,702
  Prepaid expense                                        2,500        3,919
                                                   ___________  ___________
        Total Current Assets                             6,223        7,621
                                                   ___________  ___________

PROPERTY AND EQUIPMENT, net                              2,800        2,118
                                                   ___________  ___________

OTHER ASSETS:
  Definite-life intangible assets, net                   5,826            -
  Goodwill                                             290,317      269,006
                                                   ___________  ___________
        Total Other Assets                             296,143      269,006
                                                   ___________  ___________

                                                   $   305,166  $   278,745
                                                   ___________  ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    52,501  $    26,387
  Shareholder advances                                 116,500       65,000
                                                   ___________  ___________
        Total Current Liabilities                      169,001       91,387
                                                   ___________  ___________

STOCKHOLDERS' EQUITY [Restated]:
  Common stock, $.001 par value,
   150,000,000 shares authorized,
   10,031,862 and 9,818,750 shares
   issued and outstanding, respectively                 10,032        9,819
  Capital in excess of par value                       344,352      323,254
  Deficit accumulated during the
   development stage                                  (218,219)    (145,715)
                                                   ___________  ___________
        Total Stockholders' Equity                     136,165      187,358
                                                   ___________  ___________

                                                   $   305,166  $   278,745
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

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             From Inception
                               For the    For the            on May 6, 2003
                            Three Months  Six Months        Through June 30,
                                Ended       Ended       _____________________
                           June 30, 2004  June 30, 2004    2003       2004
                           __________________________________________________
REVENUE                       $           -  $        - $        -   $      -

EXPENSES:
  General and administrative         12,039      24,136      5,079    104,293
  Research and development           23,575      48,368     46,215    113,926
                                ___________ ___________ __________ __________
      Total Expenses                 35,614      72,504     51,294    218,219
                                ___________ ___________ __________ __________

LOSS BEFORE INCOME
  TAXES                            (35,614)    (72,504)   (51,294)   (218,219)

CURRENT TAX EXPENSE
  (BENEFIT)                               -           -          -          -

DEFERRED TAX EXPENSE
  (BENEFIT)                               -           -          -          -
                                ___________ ___________ __________ __________

NET LOSS                        $   (35,614)$   (72,504)$  (51,294)$ (218,219)
                                ___________ ___________ __________ __________

LOSS PER COMMON SHARE           $      (.00)$      (.00)$     (.01)$     (.02)
                                ___________ ___________ __________ __________


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           From Inception
                                             For the       on May 6, 2003
                                           Six Months      Through June 30,
                                              Ended      ____________________
                                         June 30, 2004      2003       2004
                                         _____________   __________ _________
Cash Flows from Operating Activities:
 Net loss                                $     (72,504)  $  (51,294)$(218,219)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation expense                             278            -       463
  Non-cash expenses paid by issuance of
  common stock                                       -          750       750
  Non-cash services paid by issuance of
  common stock                                       -          113       113
  Changes in assets and liabilities:
   Decrease (increase) in prepaid expense        1,419       (3,050)   (2,500)
   Increase in accounts payable                 26,114          174    52,501
   Increase in accrued expenses                      -           15         -
                                         _____________   __________ _________
        Net Cash (Used) by Operating
        Activities                             (44,693)     (53,292) (166,892)
                                         _____________   __________ _________
Cash Flows from Investing Activities:
 Payments for property and equipment              (960)           -    (3,263)
 Payments for definite-life intangible assets   (5,826)           -    (5,826)
 Payments for goodwill                               -     (269,006) (269,006)
                                         _____________   __________ _________
        Net Cash (Used) by Investing
        Activities                              (6,786)    (269,006) (278,095)
                                         _____________   __________ _________
Cash Flows from Financing Activities:
 Proceeds from bank overdrafts                       -            6         -
 Proceeds from shareholder advances             51,500            -   116,500
 Proceeds from issuance of common stock              -      332,210   293,700
 Proceeds from sale of warrants                      -            -    38,510
                                         _____________   __________ _________
        Net Cash Provided by Financing
        Activities                              51,500      332,216   448,710
                                         _____________   __________ _________
Net Increase (Decrease) in Cash                     21        9,918     3,723

Cash at Beginning of Period                      3,702            -         -
                                         _____________   __________ _________
Cash at End of Period                    $       3,723   $    9,918 $   3,723
                                         _____________   __________ _________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                              $           -   $        - $       -
   Income taxes                          $           -   $        - $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the period from inception on May 6, 2003 through June 30, 2004:
  In January 2004, the Company issued 213,112 shares of common stock as part of a downstream merger [See Note 2].

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

     Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of June 30, 2004, the Company has capitalized a total of $2,830 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the six months ended June 30, 2004.

     Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the six months ended June 30, 2004.

     Research and Development - Research and development costs are expensed as incurred. The Company expensed $48,368 in research and development costs during the six months ended June 30, 2004.

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

     Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

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

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at:

                                        June 30,  December 31,
                                          2004       2003
                                   ___________    ___________
     Office equipment              $       433    $       433
     Website                             2,830          1,870
                                   ___________    ___________
                                         3,263          2,303

     Less: accumulated depreciation       (463)          (185)
                                   ___________    ___________
     Net property and equipment    $     2,800    $     2,118
                                   ___________    ___________

     Depreciation expense for the six months ended June 30, 2004 was $115.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

     Definite-life intangible assets consist of the following at:

                                                   June 30,  December 31,
                                                    2004         2003
                                               ___________    ___________
          Patent applications in process       $     5,826    $         -

          Less: Accumulated amortization                 -              -
                                               ___________    ___________
          Net Definite-life Intangible Assets  $     5,826    $         -
                                               ___________    ___________

     The Company's definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years with no residual value. Amortization expense for the six months ended June 30, 2004 was $0. The Company estimates that their amortization expense for each of the next five years will be approximately $200 per year.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOODWILL

          The Company has no indefinite-life intangible assets. The following is a summary of the transactions affecting the Company's goodwill.

                                                          From Inception
                                For the     For the       on May 6, 2003
                             Three Months  Six Months     Through June 30,
                                 Ended       Ended      _____________________
                            June 30, 2004 June 30, 2004    2003       2004
                            _________________________________________________
  Goodwill at beginning of
    period                  $   290,317  $    269,006   $       -   $       -

  Goodwill from the
    acquisition of 95.9%
    of Parent                         -             -     269,006     269,006

  Goodwill from the
    acquisition of the
    minority interests in
    Parent                            -        21,311           -      21,311
                            ___________  ____________   _________   _________

  Goodwill at end of period $   290,317  $    290,317   $ 269,006   $ 290,317
                            ___________  ____________   _________   _________

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

     Class A Warrants - In May 2003, the Company issued 1,915,000 Class A Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $5.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At June 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

     Class B Warrants - In May 2003, the Company issued 1,915,000 Class B Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $10.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At June 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

     Stock Option Plan - In March 2003, the Board of Directors of Parent approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to their employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At June 30, 2004, total awards available to be granted from the Plan amounted to 1,500,000.

NOTE 8 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004 unused operating loss carryforwards of approximately $279,000 which may be applied against future taxable income and which expire in various years through 2024. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of difference in book and tax basis of fixed assets and net operating losses, are approximately $54,800 and $38,400 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $16,400 during the six months ended June 30, 2004.

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

     Shareholder Advances - During the six months ended June 30, 2004, a shareholder of the Company advanced $51,500 to the Company. At June 30, 2004, the Company owes a total of $116,500 to the shareholder. The advances bear no interest and are due December 31, 2004.

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

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                          From Inception
                                For the     For the       on May 6, 2003
                             Three Months  Six Months     Through June 30,
                                 Ended       Ended      _____________________
                            June 30, 2004 June 30, 2004    2003       2004
                            _________________________________________________
     Loss from continuing
     operations available
     to common shareholders
     (numerator)            $   (35,614)  $ (72,504)    $ (51,294) $ (218,219)
                            ___________   _________     _________  __________
     Weighted average number
     of common shares
     outstanding used in loss
     per share for the period
     (denominator)           10,031,862  10,015,469     3,430,938   9,175,491
                            ___________  __________     _________  __________

     At June 30, 2004, the Company had 1,915,000 Class A warrants and 1,915,000 Class B warrants outstanding which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

ITEM 2 Management Discussion and Analysis or Plan of Operation

Plan of Reorganization.
-----------------------

          On June 24, 2003, a Share Purchase Agreement (the Agreement") was executed by and between North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"), that was the owner of approximately 96% of the outstanding voting securities of the Registrant, as "Seller," and LipidViro Tech, Inc., a privately-held Utah corporation ("LipidViro"), as "Buyer." Pursuant to the terms of the Agreement, LipidViro acquired 5,000,000 shares of the Registrant's common stock or approximately 96% of its outstanding voting securities. See the 8-K Current Report of the Registrant dated June 24, 2003, which was previously filed with the Securities and Exchange Commission on June 27, 2003, and which is incorporated herein by reference. See Item 7.

          The Registrant and LipidViro entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), a copy of which was attached to the initial 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2003, and which is incorporated by reference, by which LipidViro was to be acquired as a wholly-owned subsidiary of the Registrant. See Item 7.

          On August 19, 2003, LipidViro filed a Petition for Fairness Hearing and a Motion for Expedited Hearing in the Third Judicial District Court in and for Salt Lake County, State of Utah, respecting the Reorganization Agreement, copies of which were also attached to the initial 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2003, and which are also incorporated by reference. The Petition for Fairness Hearing was filed because of the 95% ownership of the Registrant by LipidViro and the fact that following the closing of the Agreement with North Beck, the directors and executive officers of LipidViro had been designated to serve as directors and executive officers of the Registrant too. See Item 7. The Fairness Hearing was requested in order for LipidViro's shareholders to receive the contemplated issuance of securities under the Reorganization Agreement in accordance with United States and Utah securities laws, and pursuant to the exemption from registration provided in Section 3(a)(10) of the Securities Act of 1933, as amended ("the Securities Act"). The Fairness Hearing was held on September 8, 2003, and the Court took LipidViro's Petition under advisement, after hearing oral argument, with the Court eventually deferring to the Utah Division of Securities to conduct the Fairness Hearing, based upon the recent adoption of an amendment to Section 61-1-11.1 of the Utah Uniform Securities Act that granted the Utah Division of Securities authority to conduct such hearings. With (i) the Registrant being a Nevada corporation, (ii) there being some question as to whether the Registrant or LipidViro should petition for the Fairness Hearing and (iii) the Utah Division of Securities having not formally adopted rules and regulations to implement such hearings, the Registrant filed another Petition for Fairness Hearing in the Fourth Judicial District Court of the State of Nevada, in and for the County of Elko, for a Fairness Hearing on the Reorganization Agreement.

          The principal terms of the Reorganization Agreement were:

     1. The LipidViro shareholders would deliver all of the LipidViro securities held by LipidViro shareholders which shares and warrants shall represented all of the issued and outstanding shares of LipidViro common stock and "A" and "B" warrants, and the Registrant agreed to acquire such securities in exchange for an aggregate of 9,818,750 shares of the Registrant's common stock, par value $0.001 per share, for the LipidViro common stock, and 1,915,000 "A" warrants and 1,915,000 "B" like warrants of the Registrant for the LipidViro warrants.

     2. At the closing, the 5,000,000 shares of common stock of the Registrant acquired by LipidViro from North Beck would be cancelled.

     3. After giving effect to the Reorganization Agreement, the Registrant would own all the issued and outstanding shares of LipidViro, and LipidViro will be a wholly-owned subsidiary of the Registrant, operating under the name "LipidViro Tech, Inc." or such other name selected by the shareholders and management of LipidViro.

          On January 12, 2004, the Nevada Court conducted a Fairness Hearing and found that the terms and provisions of the Reorganization Agreement and the issuance and exchange of the securities of the Registrant and LipidViro contemplated thereunder were fair to the Registrant's shareholders, based upon the Registrant's acceptance of the terms of the Reorganization Agreement and the information concerning the business and finances of the Registrant and LipidViro, all of which was proffered to the Court by the Registrant's legal counsel.

          Copies of this Petition for Fairness Hearing and the Court's Order Granting Petition of Fairness were attached to the 8-KA Current Report dated August 19, 2004, filed with the Securities and Exchange Commission on March 26, 2004, and are incorporated herein by reference. See Item 7.

Plan of Operation.
------------------

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

     Our primary activities since incorporation have been developing drug production and delivery equipment and conducting research to evaluate and identify potential drug and biological products utilizing our proprietary lipid targeting technology. In addition, we have been performing business, strategic and financial planning and raising capital. We currently have no approved, saleable products or services and we are accordingly, considered to be a biotechnology company in the development stage. During the first half of 2004, we funded operations and research from monies advanced from a shareholder of the company. We continue to seek long term financing to support our research and operational activities.

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

Equipment Development and Pre-Clinical Research.
------------------------------------------------

          During the first fiscal quarter of 2004, we designed, engineered and constructed the first generation of our proprietary drug manufacturing equipment utilized in producing our investigational compound, LVT3. We also engineered and constructed the first ("GEN-1") and second generation ("GEN-2") of our proprietary LVT3 drug delivery systems utilized in our Viral
Inactivation Platform.   After constructing and testing the equipment, we
commenced pre-clinical research of LVT3 with out GEN-2 technology.

          On March 29, 2004, we released pre-clinical research results of studies that utilized LVT3 and our GEN-2 technology. The results demonstrated substantial inactivation of four different infectious viruses, including: a DNA and a RNA virus, both with simple lipid envelopes; a DNA virus with a complex lipid envelope; and, a small, non-enveloped virus. The research was sponsored by us and conducted by an independent laboratory. The studies were performed in a variety of biological media chosen to represent potential candidates for commercial products. We are encouraged by these results, as a demonstration of antiviral efficacy in four differently structured viruses suggests a broad spectrum antiviral capacity, with the ability to inactivate multiple families of viruses structured similarly to those studied. See the 8-K Current Report dated and filed May 10, 2004, with the Securities and Exchange Commission, which is incorporated herein by reference. See Item 7.

     Also during the first quarter, we utilized our observations from performing hundreds of studies with the GEN-1 and GEN-2 systems to further refine our drug delivery technology, which focuses on maximizing the efficacy of LVT3. As a result of these efforts, late in the first quarter, we completed engineering and construction of our third generation ("GEN-3") drug delivery system.

     During the second fiscal quarter of 2004, we initiated performance assessment of the newly constructed GEN-3 system, performed studies to further evaluate our Viral Inactivation Platform, initiated a series of toxicity studies and expanded the scope of our research by initiating prion research and developing our Cardiovascular Platform.

     GEN-3 Evaluation. During the quarter, we initiated preliminary studies designed to evaluate the performance of the newly constructed GEN-3 drug delivery technology. The GEN-3 technology will be used in our Viral Inactivation Platform and our Cardiovascular Disease Platform. The studies were designed using infectious virus prepared in artificially contaminated commercial bovine growth serum preparations, and compared efficiency and performance to our earlier GEN-2 technology. On May 10, 2004, we announced preliminary results of this research. The studies were conducted on an RNA-based, nucleo-enveloped rhabdovirus, and demonstrated substantial inactivation of the measurable virus in less than half the time required by the older GEN-2 technology. In addition, the studies demonstrated the new GEN-3 system required less than half the dosage of LVT3 required by the earlier GEN-2 system to achieve similar viral inactivation. These improvements are very encouraging for our Viral Inactivation Platform, but also translate directly to all of our disease Platforms, which will also utilize the GEN-3 drug delivery technology.

     Toxicity Evaluation. Our toxicity studies are designed to evaluate various complex components of biological systems treated with LVT3 and the GEN-3 system. We initiated a variety of toxicity studies during the second quarter. These studies are in progress and are designed to evaluate toxicity while also identifying dosing levels which provide efficacy while maintaining sufficient biological integrity.

     Prion Research. Due to tighter regulatory controls of infectious biologics as a result of terrorism, the process of performing research on various infectious agents now requires additional regulatory approval. This is now the case with prion research. During the quarter, our laboratory facilities took part in, and passed, USDA and state health inspections. In addition, the laboratory applied for and received USDA licensing to purchase
and transport infectious prion material.   By clearing these hurdles, the
laboratory is now approved to conduct prion research utilizing LVT3 and our GEN-3 system. Due to the complexity and the required incubation period in many of the prion studies, we expect to begin this research during the third quarter, but may not achieve measurable results until the fourth fiscal quarter.

     Cardiovascular Platform. During the quarter, we began development and design of pre-clinical studies associated with our Cardiovascular Platform. Our objective is to design and initiate pre-clinical studies during the fourth fiscal quarter that target cardiovascular disease. These studies will evaluate our ability to effect lipids, cholesterols and triglycerides in a way that may positively impact arteriosclerosis and effect arterial plaque reduction.

     We have filed for patent protection covering our LVT3 drug production and GEN-1, GEN-2 and GEN-3 drug delivery devices, and for proprietary applications utilized by our process.

ITEM 3 CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
          ------------------

          None; not applicable

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

          31 302 Certification of Kenneth P. Hamik

          32 906 Certification

          (b)  Reports on Form 8-K.

          8-K/A Report dated August 19, 2003, and filed March 26, 2004, regarding Certificate of Amendment to the Articles of Incorporation, Bylaws, Petition for Fairness Hearing, Agreement and Plan of Reorganization, Motion for Expedited Hearing, Petition for Fairness Hearing in the State of Nevada, Nevada Court Order Granting Petition of Fairness.

          8-K Current Report dated March 29, 2004, and filed March 30, 2004, regarding a press release.

          8-K Current Report dated and filed May 10, 2004, regarding a press release.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LIPIDVIRO TECH, INC.


Date: 8/13/2004                    By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik
                                     President, CFO and Director