Form 10QSB
period 2004-09-30
LIPIDVIRO TECH INC
filed 2004-11-15
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                           September 30, 2004

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

                        SEPTEMBER 30, 2004

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance
             Sheets, September 30, 2004 and December 31,
             2003                                                   2


        Unaudited Condensed Consolidated Statements of
             Operations, for the three and nine months ended
             September 30, 2004 and from inception on May 6,
             2003 through September 30, 2003 and 2004               3


        Unaudited Condensed Consolidated Statements of
             Cash Flows, for the nine months ended
             September 30, 2004 and from inception on May 6,
             2003 through September 30, 2003 and 2004               4


        Notes to Unaudited Condensed Consolidated
             Financial Statements                              5 - 13

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                 September 30,   December 31,
                                                      2004          2003
                                                   ___________   ___________
CURRENT ASSETS:
  Cash                                             $     5,094   $     3,702
  Prepaid expense                                            -         3,919
                                                   ___________   ___________
        Total Current Assets                             5,094         7,621
                                                   ___________   ___________

PROPERTY AND EQUIPMENT, net                              2,636         2,118
                                                   ___________   ___________

OTHER ASSETS:
  Definite-life intangible assets, net                  20,265             -
  Goodwill                                             290,317       269,006
                                                   ___________   ___________
        Total Other Assets                             310,582       269,006
                                                   ___________   ___________

                                                   $   318,312   $   278,745
                                                   ___________   ___________

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    37,373   $    26,387
  Shareholder advances                                 192,500        65,000
                                                   ___________   ___________
        Total Current Liabilities                      229,873        91,387
                                                   ___________   ___________

STOCKHOLDERS' EQUITY [Restated]:
  Common stock, $.001 par value,
   150,000,000 shares authorized,
   10,031,862 and 9,818,750 shares
   issued and outstanding, respectively                 10,032         9,819
  Capital in excess of par value                       344,352       323,254
  Deficit accumulated during the
   development stage                                  (265,945)     (145,715)
                                                   ___________   ___________
        Total Stockholders' Equity                      88,439       187,358
                                                   ___________   ___________

                                                   $   318,312   $   278,745
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

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                            For the Three    For the Nine  From Inception on
                            Months Ended     Months Ended  May 6, 2003 Through
                            September 30,    September 30,    September 30,
                          __________________ _____________ __________________
                           2004      2003        2004       2003       2004
                          ________  ________   _________   ________ _________
REVENUE                   $      -  $      -   $       -   $      - $       -
                          ________  ________   _________   ________ _________
EXPENSES:
  General and
   administrative           34,184    27,610      57,690     32,920   137,847
  Research and development  13,383     9,485      62,540     55,469   128,098
                          ________  ________   _________   ________ _________
      Total Expenses        47,567    37,095     120,230     88,389   265,945
                          ________  ________   _________   ________ _________

LOSS BEFORE INCOME
  TAXES                    (47,567)  (37,095)   (120,230)   (88,389) (265,945)

CURRENT TAX EXPENSE
  (BENEFIT)                      -         -           -          -         -

DEFERRED TAX EXPENSE
  (BENEFIT)                      -         -           -          -         -
                          ________  ________   _________   ________ _________

NET LOSS                  $(47,567) $(37,095)  $(120,230)  $(88,389)$(265,945)
                          ________  ________   _________   ________ _________

LOSS PER COMMON SHARE     $   (.00) $   (.00)  $    (.00)  $   (.01)$    (.02)
                          ________  ________   _________   ________ _________



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            From Inception on
                                          For the Nine     May 6, 2003 Through
                                          Months Ended         September 30,
                                          September 30,  _____________________
                                              2004           2003      2004
                                          __________     __________ __________
Cash Flows from Operating Activities:
 Net loss                                 $ (120,230)    $  (88,389)$(265,945)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation expense                           602             87       787
  Non-cash expenses paid by issuance of
  common stock                                     -            750       750
  Non-cash services paid by issuance of
  common stock                                     -            113       113
  Changes in assets and liabilities:
   Decrease (increase) in prepaid expense      3,919          6,096         -
   Increase in accounts payable               10,986              -    37,373
   Increase in accrued expenses                    -              -         -
                                          __________     __________ _________
        Net Cash (Used) by Operating
        Activities                          (104,723)       (81,343) (226,922)
                                          __________     __________ _________
Cash Flows from Investing Activities:
 Payments for property and equipment            (960)        (1,870)   (3,263)
 Payments for definite-life intangible
  assets                                     (20,425)             -   (20,425)
 Payments for goodwill                             -       (269,006) (269,006)
                                          __________     __________ _________
        Net Cash (Used) by Investing
        Activities                           (21,385)      (270,876) (292,694)
                                          __________     __________ _________
Cash Flows from Financing Activities:
 Proceeds from bank overdrafts                     -              9         -
 Proceeds from shareholder advances          127,500         20,000   192,500
 Proceeds from issuance of common stock            -        293,700   293,700
 Proceeds from sale of warrants                    -         38,510    38,510
                                          __________     __________ _________
        Net Cash Provided by Financing
        Activities                           127,500        352,219   524,710
                                          __________     __________ _________
Net Increase (Decrease) in Cash                1,392              -     5,094

Cash at Beginning of Period                    3,702              -         -
                                          __________     __________ _________
Cash at End of Period                     $    5,094     $        - $   5,094
                                          __________     __________ _________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                               $        -     $        - $       -
   Income taxes                           $        -     $        - $       -

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

    Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for the periods then ended have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

    Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of September 30, 2004, the Company has capitalized a total of $2,830 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the nine months ended September 30, 2004.

    Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the nine months ended September 30, 2004.

    Research and Development - Research and development costs are expensed as incurred. The Company expensed $62,540 in research and development costs during the nine months ended September 30, 2004.

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

    Reclassification - The financial statements for periods prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

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

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at:

                                                  September 30,  December 31,
                                                       2004         2003
                                                   ___________   ___________
     Office equipment                              $       433   $       433
     Website                                             2,830         1,870
                                                   ___________   ___________
                                                         3,263         2,303

     Less: accumulated depreciation                      (627)          (185)
                                                   ___________   ___________
     Net property and equipment                    $     2,636   $     2,118
                                                   ___________   ___________

  Depreciation expense for the nine months ended September 30, 2004 was $442.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

     Definite-life intangible assets consist of the following at:

                                                  September 30,  December 31,
                                                       2004         2003
                                                   ___________   ___________
     Pending Patents                               $    19,809   $         -

     Patent applications in process                        616             -
                                                   ___________   ___________
                                                        20,425             -

     Less: Accumulated amortization                       (160)            -
                                                   ___________   ___________
     Net Definite-life Intangible Assets           $    20,265   $         -
                                                   ___________   ___________

  The Company's definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years with no residual value. Amortization expense for the nine months ended September 30, 2004 and for the period from inception on May 6, 2003 through September 30, 2003 was $160 and $0, respectively. The Company estimates that their amortization expense for each of the next five years will be approximately $1,000 per year.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOODWILL

  The Company has no indefinite-life intangible assets. The following is a summary of the transactions affecting the Company's goodwill.

                                                       From Inception on
                          For the Three  For the Nine  May 6, 2003 Through
                           Months Ended  Months Ended     September 30,
                          September 30,  September 30, ______________________
                               2004         2004           2003       2004
                           ___________  ______________ __________ ___________
Goodwill at beginning of
    period                 $   290,317  $      269,006 $        - $         -

Goodwill from the
    acquisition of 95.9% of
    Parent                           -               -    269,006     269,006

Goodwill from the
    acquisition of the
    minority interests in
    Parent                           -          21,311          -      21,311
                           ___________  ______________ __________ ___________

Goodwill at end of period  $   290,317  $      290,317 $  269,006 $   290,317
                           ___________  ______________ __________ ___________

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

  Class A Warrants - In May 2003, the Company issued 1,915,000 Class A Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $5.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At September 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

  Class B Warrants - In May 2003, the Company issued 1,915,000 Class B Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $10.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At September 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

  Stock Option Plan - In March 2003, the Board of Directors of Parent approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to their employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At September 30, 2004, total awards available to be granted from the Plan amounted to 1,500,000.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2004 unused operating loss carryforwards of approximately $343,000 which may be applied against future taxable income and which expire in various years through 2024. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of difference in book and tax basis of fixed assets and net operating losses, are approximately $63,900 and $38,400 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $25,500 during the nine months ended September 30, 2004.

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

  Shareholder Advances - During the nine months ended September 30, 2004, a shareholder of the Company advanced $127,500 to the Company. At September 30, 2004, the Company owes a total of $192,500 to the shareholder. The advances bear no interest and are due December 31, 2004.

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

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                            For the Three     For the      From Inception on
                            Months Ended    Nine Months   May 6, 2003 Through
                            September 30,     Ended           September 30,
                         __________________ September    ____________________
                           2004      2003    30, 2004      2003       2004
                         ________  ________  ________    ________  __________
Loss from continuing
operations available to
common shareholders
(numerator)              $(47,567) $(37,095) $(120,230)  $(88,398) $ (265,945)
                         ________  ________  _________   ________  __________
Weighted average number
of common shares
outstanding used in loss
per share for the period
(denominator)          10,031,862  9,818,750  10,020,973  7,732,934  9,329,070
                       __________  _________  __________  _________  _________

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

  Agreements - In August 2004, the Company signed a one-year agreement for the use of a research facility and staff to conduct research on behalf of the Company and to have a researcher coordinate the activities. The Company agreed to pay up to $600,000 for supplies, facilities, a laboratory technician and coordination efforts. During the nine months ended September 30, 2004 and the period from inception on May 6, 2003 through September 30, 2003, respectively, the Company paid $5,000 and $0 under this agreement. Through September 30, 2004, the Company has paid a total of $5,000 under this agreement.

  In July 2004, the Company signed a six-month agreement for a researcher to conduct research on behalf of the Company. The Company agreed to pay $15,000 for the services of the researcher. During the nine months ended September 30, 2004 and the period from inception on May 6, 2003 through September 30, 2003, respectively, the Company paid $5,000 and $0 under this agreement. Through September 30, 2004, the Company has paid a total of $5,000 under this agreement.

  In October 2003, the Company signed one-year agreements for the use of a research facility and staff to conduct research on behalf of the Company and to have a researcher coordinate the activities. The Company agreed to pay up to $76,325 for supplies, facilities, a laboratory technician and coordination efforts. The costs incurred under this agreement totaled $75,000. During the nine months ended September 30, 2004 and the period from inception on May 6, 2003 through September 30, 2003, respectively, the Company paid $52,000 and $0 under these agreements. Through September 30, 2004, the Company has paid a total of $75,000 under these agreements.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES [Continued]

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

Consultants
-----------

Whenever possible, we utilize unpaid consultants to perform certain functions of our business, including (but not limited to): business development, product development, strategic planning, corporate structuring, patent and intellectual property strategies, research, drug development and, equipment development. No cash, stock or compensation of any kind has been paid or promised to any unpaid consultant.

During the remainder of fiscal year 2004, we expect to utilize unpaid consultants whenever possible to maintain low overhead expenses. We also anticipate using unpaid consultants, should they be available, during fiscal year 2005. In the event there are no unpaid consultants available to assists us, we can manage all operational aspects of the Company without their assistance.


Offices, Research Facilities
----------------------------

     We own no real estate and do not lease office space for management and administrative functions. All administrative functions are conducted from home-based offices located in the homes of the officers and employees of the company. The Company has not had a need to rent office space and has no anticipated need to lease office space for administrative and managerial functions. The Company expects to continue the practice of conducting all administrative and managerial functions from the home-based offices of officers and employees of the Company, for the remainder of fiscal 2004 and
for fiscal year 2005.    There is no expense to the Company for these home
based offices, other than incidental offices supplies. At some point, we may require additional office space requiring rental expense, but we do not anticipate any such need during fiscal year 2004 or fiscal year 2005.

     We have outsourced our clinical research to independent laboratory facilities in which our primary pre-clinical research is conducted. These laboratory facilities have available, and include equipment and laboratory personnel necessary to conduct the Company's anticipated pre-clinical research during fiscal year 2004. In October 2003, the Company signed a one-year agreement for the use of these research facilities, associated staff and a research coordinator to conduct these activities. The agreement obligates the Company to pay up to $76,325 for supplies, facilities, a laboratory technician and coordination efforts during fiscal year 2004; more if additional disposable supplies are utilized during these research efforts.

     The Company has negotiated to extend this contract for an additional year, with a larger research budget commensurate with the Company's anticipated pre-clinical research program for fiscal year 2005. The new research agreement signed August 19, 2004 obligates the Company to pay up to $600,000 for supplies, facilities, a laboratory technician and coordination efforts during fiscal year 2005; The overall project design will be oriented toward investigations that may lead to a potential in vitro, ex vivo or in vivo process, drug or other therapeutic modality that resides within the proprietary scope of LipidViro Tech's patented technology.


Pre-Clinical Laboratory Research, Product Development.
------------------------------------------------------

          Our pre-clinical, product development research is designed to evaluate our proprietary technology and process. We utilize the results of our pre-clinical research studies to identify potential products. Each potential product is ranked for development priority based on our assessment of the product's prospects for commercial success. Our evaluation includes studying the efficacy and toxicity of LVT3 in-vitro, the time, expense and anticipated regulatory hurdles likely required to reach commercialization, and, competition in that product category.

          Early research suggests our proprietary technology and process possess a capacity to inactivate viruses and treat cardiovascular diseases. While our research is preliminary and incomplete, and will require additional research to verify, it does suggest the potential for multiple products that
we believe are worthy of further investigation.   Product categories we are
evaluating include: (i) processing biologicals for pathogen removal and purification; (ii) developing therapeutics to treat serious infectious diseases; (iii) developing therapeutics for treating lipid associated diseases; and, (iv) developing treatments for cardiovascular diseases.

Overview - Equipment Development and Pre-Clinical Research.
-----------------------------------------------------------

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

     Also during the first quarter, we utilized results from hundreds of studies performed with the GEN-1 and GEN-2 systems to further refine our drug delivery technology, to maximize the efficacy of LVT3. As a result of these efforts, late in the first quarter, we completed engineering and construction of our third generation ("GEN-3") drug delivery system.

     During the second fiscal quarter of 2004, we initiated performance assessment of the newly constructed GEN-3 system, performed studies to further evaluate our Viral Inactivation Platform, initiated a series of toxicity studies and expanded the scope of our research by initiating prion research and developing our Cardiovascular Platform.

     The viral inactivation studies were designed using infectious virus prepared in artificially contaminated commercial bovine growth serum preparations, and compared efficiency and performance to our earlier GEN-2 technology. On May 10, 2004, we announced preliminary results of this research. The studies were conducted on an RNA-based, nucleo-enveloped rhabdovirus, and demonstrated substantial inactivation of the measurable virus in less than half the time required by the older GEN-2 technology. In addition, the studies demonstrated the new GEN-3 system required less than half the dosage of LVT3 required by the earlier GEN-2 system to achieve similar viral inactivation. These improvements in the efficacy of delivering LVT3 are very encouraging for our Viral Inactivation Platform, but also translate directly to all of our disease Platforms, which will also utilize the GEN-3 drug delivery technology.

Biological Fluid Purification. During the third fiscal quarter 2004, we designed studies to examine the effect of LVT3 delivered through our GEN-3 technology on a variety of biological fluids that we are considering for
potential commercial development.   These studies include the evaluation of
protein structure and cellular growth potential, both essential parameters in the maintenance of the integrity of specific commercial products. These studies are ongoing.

Prion Research. During the second fiscal quarter of 2004, our contracted laboratory facilities took part in and passed USDA and state health inspections and applied for and received USDA licensing to purchase and
transport infectious prion material.   This allowed us to initate the
laboratory research required to investigate the ability of LVT3 to inactivate prions.

During the third fiscal quarter of 2004 we designed and performed complex studies which allowed us to identify the presence and quantify amounts of infectious prion proteins in biological media. The results of these studies have allowed us to treat infectious prion proteins in artificially contaminated biological media and determine if we could render it non-infectious. Based on the progress of these studies to date, we believe we will obtain conclusive data to determine the ability of LVT3 and our technology to inactivate prions during the fourth fiscal quarter, as previously projected.

Cardiovascular Platform. During the second fiscal quarter, we began development and design of pre-clinical studies associated with our Cardiovascular Platform. During the third fiscal quarter 2004, we engineered and constructed the fourth generation of our proprietary drug delivery technology, the "GEN-4H", designed specifically for use in human trials. The GEN-4H was designed specifically to develop pilot data from human studies using our proprietary technology and our investigational compound LVT3. These data will allow us to evaluate LVT3 and our proprietary drug delivery technology as a commercial therapeutic for the treatment of cardiovascular diseases.

Late in the third fiscal quarter we initiated preliminary in-vitro studies utilizing the new GEN-4H drug delivery system. Theses early studies are designed to evaluate biocompatibility, toxicity and performance for human use. These studies are ongoing.

Intellectual Property. We have filed for patent protection covering our LVT3 drug production and delivery technology and, and our GEN-1, GEN-2 GEN-3 and GEN-4H drug delivery devices, and for proprietary applications utilized by our process.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          On November 10, 2004, the Third District Court of Salt Lake County, Judge William Barrett presiding, granted Lipidviro's motion for summary judgment on its primary claims against Natt Bottomley, Ross Bottomley, Jeff Pace, and Advocates for Medizone. The court ruled that Lipidviro is entitled to judgment in its favor on its claims for breach of contract, tortuous interference with economic relations, and violations of the Utah Uniform Trade Secrets Act.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

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

          None; not applicable

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

          31 302 Certification of Kenneth P. Hamik

          32 906 Certification

          (b)  Reports on Form 8-K.

          8-K/A Report dated August 19, 2003, and filed March 26,
          2004,regarding Certificate of Amendment to the Articles
          Incorporation, Bylaws, Petition for Fairness Hearing, Agreement and Plan of Reorganization, Motion for Expedited Hearing, Petition for Fairness Hearing in the State of Nevada, Nevada Court
          Order Granting Petition of Fairness.

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

                                     LIPIDVIRO TECH, INC.


Date: 11/11/2004                     By/s/Kenneth P. Hamik
      ----------                     -------------------
                                     Kenneth P. Hamik
                                     President, CFO and Director