Form 10KSB
period 2004-12-31
LIPIDVIRO TECH INC
filed 2005-04-14
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 000-49655
                                            ---------

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

                        1338 S. Foothill Dr. #126
                        Salt Lake City, Utah 84108
                        --------------------------
                   (Address of Principal Executive Offices)

                Registrant's Telephone Number:  (801) 583-9900

                             Not Applicable
                             --------------
       (Former name and former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:   None.
Name of Each Exchange on Which Registered:                       None.
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common stock.

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X      No           (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: December 31, 2004 - $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     April 13, 2005 - $2,153.11. There are approximately 2,153,112 shares of common voting stock of the Registrant held by non-affiliates. There is no "established trading market" for our Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS

     Not applicable.

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes  X   No
                                                                    ---    ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                             April 13, 2005

                        Common Stock - 10,031,862

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

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     General.
     --------

     LipidViro Tech, Inc. ("our Company" and "we, "our," "us" and words of similar import) was organized under the laws of the State of California on October 19, 1954.

     In October 2001, we change our domicile from the State of California to Nevada by merging with and into a wholly-owned subsidiary with the same name, with the Nevada entity being the surviving corporation.

     We changed our name to "LipidViro Tech, Inc." on February 5, 2004.

     Business Developments Prior to December 31, 2003.
     -------------------------------------------------

     For information about our business development prior to December 31, 2003, see our 10-KSB Annual Report for the year ended December 31, 2003, that was filed with the Securities and Exchange Commission on April 14, 2004, and which is incorporated herein by reference. See Part III, Item 13.

     Business Developments During the Year Ended December 31, 2004.
     --------------------------------------------------------------

     On January 12, 2004,a Nevada state court conducted a Fairness Hearing and found that the terms and provisions of our Reorganization Agreement and the issuance and exchange of the securities of our Company with LipidViro Tech, Inc., a Utah corporation ("LipidViro-Utah"), were fair to our shareholders, based upon our acceptance of the terms of the Reorganization Agreement and the information concerning our business and finances and LipidViro-Utah's business and finances.

     Copies of the Petition for Fairness Hearing and the court's Order Granting Petition of Fairness were attached to our 8-KA-1 Current
Report dated August 19, 2003, filed with the Securities and Exchange Commission on March 26, 2004, and are incorporated herein by reference. See
Part III, Item 13.

     On May 10, 2004, we introduced our new GEN-3 technology and reported enhanced viral inactivation utilizing the new GEN-3 technology.

     Business Developments Subsequent to Year Ended December 31, 2004.
     -----------------------------------------------------------------
     On February 1, 2005, we offered a presentation of our Fluid Purification and Cardiovascular platforms.

     On March 3, 2005, we announced pre-clinical research results which demonstrated the ability to substantially inactivate infectious prion proteins in bovine serum utilizing our proprietary technology. Prion infectivity was reduced in bovine serum below the limit of detection in both cell and Western blot assays, two gold standard assays for prion detection. This research was submitted for presentation at the Meeting of the International Union of Microbiological Societies, San Francisco, July, 2005.

     See Part II, Item 6, for additional information about these developments.

Business.
---------

     Overview.
     ---------

     We are a development-stage biotechnology company engaged in developing drug products, fluid purification processes, and drug production and delivery systems (DPD System). Utilizing our proprietary DPD System, we are currently developing two products for commercialization; therapeutic treatments for Cardiovascular diseases; and processes to inactivate virus, bacteria and prions producing pathogen-free biological products.

Risk Factors.
-------------

     If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.
----------------------------------

     For the twelve months ended December 31, 2004, we incurred a net loss of approximately ($248,977), and from inception of exploration stage through December 31, 2004, we have incurred an accumulated deficit of approximately ($394,692). We expect to continue to incur losses for the foreseeable future as we continue funding for pre-clinical research and other activities related to operations, research and development. Should we seek to develop products that require regulatory approval to sell the products, the regulatory process will take a number of years and will require significant amounts of capital.

     As of December 31, 2004, we had no cash, cash equivalents and short-term investments. We require immediate financing to provide sufficient working capital for our research and development activities for the next year. For these operational and research and development activities, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

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

     Our technology, and hence, our business, at present is limited to evaluating the capacity of LVT3 and our proprietary process to inactivate pathogens including virus and prions, and treat different cardiovascular diseases.
---------

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

     Our pre-clinical studies may be delayed or unsuccessful.
     --------------------------------------------------------

     Our future success depends in large part upon the results of pre-clinical studies designed to evaluate the capacity of LVT3 and our proprietary process to inactivate pathogens including virus and prions, and treat different cardiovascular diseases, so that we can select potential products for commercial development. The ultimate results of pre-clinical studies cannot be predicted with accuracy and may be impacted by many variables. We cannot be sure whether planned pre-clinical research will begin on time or will be completed on schedule or at all. Delay or failure to complete pre-clinical studies may delay or prevent us from identifying potential products for commercial development, which would materially harm our business. For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation because we are unable to secure financing of operations and research.

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

     We may not be able to continue in our research facilities.
     ----------------------------------------------------------

     We have outsourced our clinical research to independent laboratory facilities where our primary research is conducted. We may encounter a time when the lab is no longer available to our research, therefore limiting our research until arrangements for other facilities can be negotiated. Furthermore, we may encounter halts and delays related to our research as a result of:

     * Lengthy approvals required for government regulated materials key to our research that may delays, or may make certain materials unavailable to our outsourced research facilities;
     * New regulatory requirements for laboratory facilities that may delay our research efforts;
     *    Unforeseen cost overruns;
     * Other unforeseeable factors that arise from not owning and operating our laboratory facilities; and
     * Failure to maintain financial obligations with our outsourced laboratory facilities.

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

     The future sale of substantial number of the new shares issued to LipidViro-Utah shareholders, or the exercise and sale of the common stock underlying the A or B warrants or the perception that such sales could occur, would also impact the market price of our common stock. If a substantial number of these newly issued shares of common stock that have become available for sale or will be available for sale in the future are sold, the market price of our common stock may be negatively impacted. It is believed that all of these securities are freely tradable without registration under the Securities Act by reason of their issuance under Section 3(a)(10) thereof.

     Existing stockholders may experience substantial dilution.
     ----------------------------------------------------------

     In connection with the LipidViro-Utah Reorganization Agreement, we will have to issue additional shares of common stock in the event 1,915,000
"A" warrants and 1,915,000 "B" like warrants are exercised, which will have the effect of diluting the ownership of our stockholders. In addition, we require immediate financing which if funded through equity financings, would further dilute existing stockholders.


Principal Products or Services.
-------------------------------

     We are currently conducting pre-clinical laboratory research focused on the development of drug and biological products that utilize our proprietary process and equipment that produces our lipid targeting, anti-pathogenic investigational compound, LVT3. We currently have no approved, saleable products or services, and accordingly, are considered to be a biotechnology company in the development stage.

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

      We can give no assurance that there will be an active trading market for our common stock and warrants or that the market price of the common stock will not decline below its present market price. The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, significant impacts on the market price of our common stock include:

     *    intellectual property developments by us or our competitors;
     *    legislation in the field of biotechnology, medicine or healthcare;
     *    economic, environmental or disasters;
     *    management turnover;
     *    product development by us or our competitors;
     *    technical innovations by us or our competitors;
     *    regulatory issues or approvals;
     *    financial and analyst expectations;
     *    market trends relating to or affecting stock prices;
     *    press releases;
     *    clinical results under development or those of our competitors; and
     *    new products announced by us or our competitors.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

     We have filed for patent protection in the U.S. and abroad seeking protection of our lipid targeting, anti-pathogenic equipment, devices, processes, potential products and compounds. To date we have not been issued or denied patent protection on our patent applications. Where necessary, we may attempt to obtain rights to various patents and patent applications under licenses with third parties that provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries.

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

Effect of Existing or Probable Governmental Regulations on the Business.
-----------------------------------------------------------------------

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

     Regulatory Status of Our Products.
     ----------------------------------

     Due to the early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of any of our potential products or which center of the FDA might have primary responsibility for review of our regulatory submissions. Depending on the claims made and the FDA's ruling regarding the regulatory status of our products, they may be designated as devices, biologics or as combination products. However, we anticipate that regardless of regulatory designation, we will need to conduct pre-clinical and clinical studies to prove the safety and effectiveness of all potential products we may attempt to commercially develop.

     To support a regulatory submission, the FDA commonly requires clinical studies to show safety and effectiveness. While we cannot currently state the nature of any such studies that the FDA may require due to our early stage of product research, it is likely any product we attempt to develop will require extensive and time-consuming clinical studies in order to secure approval.

     If we come to a point where we have selected specific products for commercial development in the United States, once we have sufficient information to design our pre-clinical and clinical development plans, we will seek the FDA's input on those plans and, more specifically, the agency's requirements for approval. However, the FDA may insist upon changes to a development plan previously agreed to by the FDA if new information shows that the plan may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.

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

Estimate of Amount Spent on Research and Development Activities.
----------------------------------------------------------------

     We spent $175,902 in research and development costs during the period from January 1, 2004 through December 31, 2004, through LipidViro-Utah.

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

     We have outsourced our clinical research to independent laboratory facilities in which our primary pre-clinical research is conducted. These laboratory facilities have available, and include equipment and laboratory personnel necessary to conduct our anticipated pre-clinical research during the fiscal year 2005.

     We have negotiated a one-year agreement for the use of these research facilities, associated staff and a research coordinator to conduct these activities. The new research agreement signed August 19, 2004, allows us to pay up to $600,000 for supplies, facilities, a laboratory technician and coordination efforts running through the end of fiscal year 2005; the overall project design will be oriented toward investigations that may lead to a potential in vitro, ex vivo or in vivo process, drug or other therapeutic modality that resides within the proprietary scope of our patented technology.

     Whenever possible, we have utilized unpaid consultants to perform certain functions of our business, including (but not limited to): business development, product development, strategic planning, corporate structuring, patent and intellectual property strategies, research, drug development and, equipment development. No cash, stock or compensation of any kind has been paid or promised to any unpaid consultant. During the fiscal year 2005, we expect to continue to utilize unpaid consultants whenever possible to maintain low overhead expenses. In the event there are no unpaid consultants available to assists us, we are able to manage all operational aspects of the Company without the assistance of any such unpaid consultants.

     As of December 31, 2004, no board member or officer has received any cash compensation from us. Once we are better capitalized, we plan on creating a compensation plan with benefits, intended to assist in attracting and retaining qualified officers and personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel.

Offices, Research Facilities.
-----------------------------

     We own no real estate and do not lease office space for management and administrative functions. All administrative functions are conducted from home-based offices located in the homes of the officers and employees of the company. We have not had a need to rent office space, and we have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from the home-based offices of officers and employees of ours for fiscal year 2005. There is no expense to us for these home based offices, other than incidental offices supplies. At some point, we may require additional office space requiring rental expense, but we do not anticipate any such need during fiscal year 2005.

     We have outsourced our clinical research to independent laboratory facilities in which our primary pre-clinical research is conducted. These laboratory facilities have available, and include equipment and laboratory personnel necessary to conduct our anticipated pre-clinical research during the fiscal year 2005.

     We have negotiated a one-year agreement for the use of these research facilities, associated staff and a research coordinator to conduct these activities. The new research agreement signed August 19, 2004 allows the Company to pay up to $600,000 for supplies, facilities, a laboratory technician and coordination efforts running through the end of fiscal year 2005; the overall project design will be oriented toward investigations that may lead to a potential in vitro, ex vivo or in vivo process, drug or other therapeutic modality that resides within the proprietary scope of our patented technology.

Item 2.  Description of Property.
         ------------------------

     We own no office space, research facilities or real estate; we have no need or anticipated need to lease office space or any real estate to conduct our operations in the near future or during fiscal 2005. We have outsourced our research by contracting independent research facilities to conduct our research, negating the need to rent or lease research facilities and research equipment. We conduct all administrative and managerial functions from the home-based offices of officers and employees of ours. At some point in the future, we may require additional office space and our own research facilities that would necessitate rental or lease expenses. We do not anticipate any such need for these offices or research facilities during fiscal year 2005. (See the heading "Offices, Research Facilities," above)

Item 3.  Legal Proceedings.
         ------------------

     We are not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

     On December 1, 2004, the Third Judicial District Court of Salt Lake County, State of Utah, Ordered, Adjudged and Decreed that our Motion for Partial Summary Judgment be granted against Natt Bottomley, Ross Bottomley, Jeff Pace, Advocates for Medizone and Does 1-20. Natt Bottomley, along with other defendants named in this action, engaged in several unlawful activities in an attempt to harm LipidViro-Utah by violating provisions of a Non-Disclosure, Non-Compete Agreement, including: defaming LipidViro-Utah, intentionally interfering with its present and prospective economic relations, misappropriating trade secrets and engaging in conspiratorial activities to irreparably harm LipidViro-Utah's business. We were originally granted a TRO on August 20, 2003, and a Preliminary Injunction against the defendants on
December 9, 2003.   Defendant Natt Bottomley was restrained and enjoined from
committing any further violations of the Confidentiality and Non-Compete Agreement between Natt Bottomley and LipidViro-Utah; Defendants Advocates for Medizone, Natt Bottomley, Ross Bottomley, Jeff Pace, were restrained and enjoined from using and/or disclosing any of LipidViro-Utah's confidential or proprietary information; Defendants were restrained and enjoined from making any defamatory statements to any persons regarding LipidViro-Utah and/or persons associated with LipidViro-Utah; Defendants were restrained and enjoined from taking any actions to interfere with the economic relationships of LipidViro-Utah; and Defendants were restrained and enjoined from contacting any of LipidViro-Utah's business associates and/or vendors, including, but not limited to the National Institute of Health.

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

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.
----------------------------------------

Market Information.
-------------------

     There is no "established trading market" for our shares of common stock. We are listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "LVRO"; however, management does not expect any established trading market to develop unless and until we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market. All of these persons have satisfied the one-year holding period requirement of Rule 144. See the heading "Sales of Unregistered Securities During the Past Three Years," of this Annual Report.

     Set forth below are the high and low closing bid prices for our common stock for each quarter of 2004. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the fourth quarter of 2002.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

January 2, 2004 through
March 31, 2004                  $0.30             $0.20

April 1, 2004 through
June 30, 2004                   $8.00             $0.25

July 1, 2004 through
September 30, 2004              $7.50             $7.50

October 1, 2004 through
December 31, 2004               $7.50             $7.50

Holders.
--------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 1632. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends.
----------

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

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     In March 2003, our Board of Directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" with a maximum of 1,500,000 shares of common stock reserved for issuance under the plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date we have not granted any options to our employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At December 31, 2004, total awards available to be granted from the Plan amounted to 1,500,000.

Recent Sales of Restricted Securities; Use of Proceeds of Registered
Securities.
-----------

     Resales of Restricted Securities.
     ---------------------------------

     For the three years ended December 31, 2004, the following are the only "restricted securities" of our Company that were sold:

Name                  Date           Number of shares    Consideration
----                  ----           ----------------    -------------
Jack R. Coombs        6/01               7,200               $0.25

North Beck            9/01           5,000,000           Mining Lease

Various               5/03              25,000               $0.03

Various               5/03           1,915,000               $0.05

Various               6/03           7,875,000               $0.03

Various               6/03               3,750               $0.03

LipidViro-Utah        1/04             213,112           Reorganization

     We issued all of these securities to persons who were either
"accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

     Use of Proceeds of Registered Securities.
     -----------------------------------------

     There were no proceeds received during the calendar year ended December 31, 2004, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2004.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Overview.
---------

     We are a development-stage biotechnology company engaged in developing drug products, fluid purification processes, and drug production and delivery systems (DPD System). Utilizing our proprietary DPD System, we are currently developing two products for commercialization; therapeutic treatments for Cardiovascular diseases; and processes to inactivate virus, bacteria and prions producing pathogen-free biological products.

Technology.
-----------

     Our technology is based on three components:

     * Our proprietary Drug Production and Delivery System (DPD System) which produces and delivers a precise, measured dose of ozone
          (LTV3);

     * Our proprietary Gas-Fluid Exchange Device (GFE Device) which efficiently mixes ozone with a fluid; and

     * Our proprietary methods utilizing precise, measured dosages of ozone in the treatment of disease and purification of bio-fluids.

     We have applied for patent protection on all aspects of this technology.

     While medicinal ozone therapies have been used for decades in European countries, the FDA rejected applications to develop ozone as a drug in the United States. The common reason underlying these repeated failures was poor measuring and mixing techniques and the inability to produce and deliver ozone in precise, measured dosages.

     Our proprietary ozone Drug Production and Delivery System (DPD System) solve both of these problems. The LipidViro DPD System produces a precise, measured dose of ozone, accurate within 2% of the total dose. The technology behind the DPD system allows for a precise, standardized treatment to be delivered by any clinician throughout the world. Our GFE Device efficiently mixes ozone with a fluid by achieving superior surface area contact between the gas and the fluid; and it produces efficient, controlled, consistent, and reproducible mixing, allowing for reliable, repeatable ozone delivery, maximizing treatment results.

We believe our technology provides the first and only process able to deliver precise, measured doses of ozone that are consistent and reproducible. We believe this proprietary technology establishes LipidViro as the exclusive market leader, with the only process capable of achieving regulatory approval for use of ozone as a drug.

2004 Pre-Clinical Laboratory Research, Product Development.
-----------------------------------------------------------

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

     On March 29, 2004, we released pre-clinical research results of studies that utilized LVT3 and our GEN-2 technology. The results demonstrated substantial inactivation of four different infectious viruses, including: a DNA and a RNA virus, both with simple lipid envelopes; a DNA virus with a complex lipid envelope; and, a small, non-enveloped virus. The research was sponsored by us and conducted by an independent laboratory. The studies were performed in a variety of biological media chosen to represent potential candidates for commercial products. We are encouraged by these results, as a demonstration of antiviral efficacy in four differently structured viruses suggests a broad spectrum antiviral capacity, with the ability to inactivate multiple families of viruses structured similarly to those studied. See our 8-K Current Report dated and filed May 10, 2004, with the Securities and Exchange Commission and which is incorporated herein by reference. See Part III, Item 13.

     Also during the first quarter, we utilized results from hundreds of studies performed with the GEN-1 and GEN-2 systems to further refine our drug delivery technology and maximize the efficacy of LVT3. As a result of these efforts, late in the first quarter, we completed engineering and construction of our third generation ("GEN-3") drug delivery system.

     During the second fiscal quarter of 2004, we initiated performance assessment of the newly constructed GEN-3 system, performed studies to further evaluate our Viral Inactivation Platform, initiated a series of toxicity studies and expanded the scope of our research by initiating prion research and developing our Cardiovascular Platform.

     The viral inactivation studies were designed using infectious virus prepared in artificially contaminated commercial bovine growth serum preparations. The studies compared efficiency and performance to our earlier GEN-2 technology. On May 10, 2004, we announced preliminary results of this research. The studies were conducted on an RNA-based, nucleo-enveloped rhabdovirus, and demonstrated substantial inactivation of the measurable virus in less than half the time required by the older GEN-2 technology. In addition, the studies demonstrated the new GEN-3 system required less than half the dosage of LVT3 required by the earlier GEN-2 system to achieve similar viral inactivation. These improvements in the efficacy of delivering LVT3 are very encouraging for our Viral Inactivation Platform, but also translate directly to all of our disease Platforms, which will also utilize the GEN-3 drug delivery technology.

     Biological Fluid Purification.
     ------------------------------

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

     Prion Research.
     ---------------
     During the second fiscal quarter of 2004, our contracted laboratory facilities took part in and passed USDA and state health inspections and applied for and received USDA licensing to purchase and transport infectious prion material. This allowed us to initiate the laboratory research required to investigate the ability of LVT3 to inactivate prions.

     During the third fiscal quarter of 2004, we designed and performed complex studies which allowed us to identify the presence and quantify amounts of infectious prion proteins in biological media. The results of these studies have allowed us to treat infectious prion proteins in artificially contaminated biological media and determine if we could render it non-infectious. During the fourth fiscal quarter, we treated bovine serum preparations spiked with infectious prion in studies designed to evaluate the ability of our technology to inactivate prions in bovine serum.

     On March 3, 2005, we announced pre-clinical research results which demonstrated the ability to substantially inactivate infectious prion proteins in bovine serum. Our proprietary technology reduced prion infectivity in bovine serum below the limits of detection in both cell and Western blot assays; two gold standards for prion detection. These data were submitted for presentation at the Meeting of the International Union of Microbiological Societies, San Francisco, July 2005.

     Cardiovascular Platform.
     ------------------------

     During the second fiscal quarter of 2004, we began development and design of pre-clinical studies associated with our Cardiovascular Platform. During the third fiscal quarter 2004, we engineered and constructed the fourth generation of our proprietary drug delivery technology, the "GEN-4H", designed specifically for use in human trials. The GEN-4H was designed specifically to develop pilot data from human studies using our proprietary technology and our investigational compound LVT3. These data will allow us to evaluate LVT3 and our proprietary drug delivery technology as a commercial therapeutic for the treatment of cardiovascular diseases.

     During the third and fourth fiscal quarters of 2004, we initiated preliminary in-vitro studies utilizing the new GEN-4H drug delivery system. Theses early studies are designed to evaluate biocompatibility, toxicity and performance for human use. These studies are ongoing.

     During the fourth fiscal quarter of 2004, we initiated discussions with foreign clinical investigators in an attempt to initiate human trials to treat cardiovascular disease using our proprietary technology. These discussions are ongoing.

     Intellectual Property.
     ----------------------

     During fiscal year 2003-2004, we filed for patent protection covering our LVT3 drug production and delivery technology and, and our GEN-1, GEN-2 GEN-3 and GEN-4H drug delivery devices, and for proprietary applications utilized by our process.

Viral Purification of Biologicals - Background.
-----------------------------------------------

     The risk of viral and prion contamination is a feature common to all biologicals whose production involves the use of material of animal or human origin. Contamination of a biological may arise from the source material, e.g. cell banks of animal origin, human blood, human or animal tissues, or as adventitious agents introduced by the production process, e.g. the use of animal sera in cell culture. Other examples of products at risk for viral contamination include:

     * Products derived from in-vitro culture of cell lines of human or animal origin;
     * Products derived from in-vivo culture of cells or from organs or tissues of human or animal origin; and
     * Products derived from blood and fractionates thereof, urine or other biological fluids of human or animal origin.

     Research reports a number of biologicals administered to humans have been contaminated with viruses and prion. In several instances, the transmission of disease due to contamination was only identified many years after the product had been introduced into the market because contamination occurred prior to recognition and understanding of the infectious agent. The primary cause of biological derived disease transmissions has been contamination of the starting or source materials. Viral contamination examples include Yellow Fever vaccine, which was contaminated by avian leucosis virus by virtue of its production in naturally infected hen eggs. SV40 was a contaminant of poliovirus and adenovirus vaccines prepared in the 1950's. These vaccines were developed on primary cultures of kidney cells obtained from Rhesus monkeys which naturally harbored a clinically undetectable infection of SV40. In addition, viruses present in human plasma, e.g., HIV and HCV, have contaminated blood products while human growth hormone extracted from the pituitaries of cadavers and transfusion of blood products have been implicated in the Transmission of the infectious prion protein believed to be responsible for Creutzfeldt-Jacob disease.

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

2004 Twelve Month Operational Plan and 2005 Milestones.
-------------------------------------------------------

     During 2004, we accomplished the following milestones set out one year ago in our operational plan for 2004. Our Operational plan called for further development of our Drug Production and Delivery System; further development of our Gas-Fluid Exchange Devices; testing of the combined system, developing intellectual property covering our technology then identification and selection of products for commercial development.

     We accomplished these objectives by developing the LipidViro DPD System and four generations of our proprietary Gas-Fluid Exchange Devices. Combined our proprietary technologies produce and deliver a precise, measured dose of ozone, suitable for standardized dosing. Testing on multiple, differently structured viruses demonstrated wide antiviral capacity; studies of infectious prions proteins demonstrate breakthrough inactivation of prions in sera products. Our research identified two products suitable for commercial development, purification of bio-fluids and therapeutic treatments for several cardiovascular diseases.

2005 Milestones and Operational Plan.
-------------------------------------

     Corporate Development: Our corporate operations objectives for 2005 include financing operations, establishing corporate governance sufficient to apply for NASDAQ SM cap listing, developing and implementing a public relations strategy to enhance shareholder liquidity and value.

     Scientific Agenda: Our scientific agenda for 2005 includes, site selection and contracting for initial cardiovascular clinical trials; design and initiate cardiovascular clinical trials to produce pilot data; design and initiate Phase I cardiovascular clinical trials; and selection of a strategic partner for sera purification.

     Technology Development: Our technology agenda for 2005 includes: selecting a strategic partner to produce the LipdiViro Drug Production and Delivery System; and, selecting a strategic partner to manufacture the LipidViro Gas-Fluid Exchange Device.

     Financing: We require immediate financing to fund operations for the next 12 months, including our described technology and corporate development and our scientific agenda. During fiscal year 2005 we will attempt to raise $3-7 million dollars from equity, debt and grants, which we believe will sufficiently sustain our projected operations through the end of fiscal '06. We will attempt to raise additional money from the exercise of the Company's Class A and B warrants during June of 2006. If fully exercised, these warrants could raise an additional $28 million. We do not have sufficient cash on hand to finance our current plan of operation. Since inception, debt and equity financing have funded all operations including research expenses. We expend and will likely continue to expend substantial funds to complete our research, development and operational objectives. To fund these operations we will consider all options available. Consequently, now and on an ongoing basis we will consider raising capital through collaborative arrangements, strategic alliances, research grants or equity and debt financings or from other sources.

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

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

                  CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 2004

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]




                              CONTENTS

                                                                    PAGE

     Report of registered independent public accounting firm          1

     Consolidated Balance Sheet, December 31, 2004                    2

     Consolidated Statements of Operations, for the
          Year ended December 31, 2004 and for the
          period from inception on May 6, 2003 through
          December 31, 2003 and 2004                                  3

     Consolidated Statement of Stockholders' Equity,
          from inception on May 6, 2003 through
          December 31, 2004                                           4

     Consolidated Statements of Cash Flows, for the
          Year ended December 31, 2004 and for the
          period from inception on May 6, 2003 through
          December 31, 2003 and 2004                                  5

     Notes to Consolidated Financial Statements                  6 - 15

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
LIPIDVIRO TECH, INC. AND SUBSIDIARY
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of LipidViro Tech, Inc. and Subsidiary [a development stage company] at December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004 and for the periods from inception on May 6, 2003 through December 31, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LipidViro Tech, Inc. and Subsidiary [a development stage company] as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and for the periods from inception on May 6, 2003 through December 31, 2003 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company was only recently formed and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 14, 2005

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

                     CONSOLIDATED BALANCE SHEET

                               ASSETS

                                                              December 31,
                                                                 2004
                                                              ___________
CURRENT ASSETS:
     Cash                                                     $         -
                                                              ___________
        Total Current Assets                                            -

PROPERTY AND EQUIPMENT, net                                         2,471

OTHER ASSETS:
     Goodwill                                                     290,318
     Other Intangible Assets                                       29,489
                                                              ___________
             Total Other Assets                                   319,807
                                                              -----------
             Total Assets                                     $   322,278
                                                              ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank Overdraft                                               $     1,023
 Accounts payable                                                 159,063
 Shareholder advances                                             202,500
                                                              -----------
             Total Current Liabilities                            362,586
                                                              -----------

MINORITY INTEREST IN SUBSIDIARY                                         -

COMMITMENTS                                                             -

STOCKHOLDERS' EQUITY:
 Common stock, no par value,
     150,000,000 shares authorized,
     10,031,862 shares issued and
     outstanding                                                   10,032
     Additional paid-in capital                                   344,352
 Deficit accumulated during the
      development stage                                          (394,692)
                                                              -----------
            Total Stockholders' Equity                            (40,308)
                                                              -----------
            Total Liabilities and Stockholders' Equity        $   322,278
                                                              ===========
                                 F-3
The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            From Inception
                                             For the            on May 6,
                                           Year ended        2003 Through
                                           December 31,      December 31,
                                         _________________________________
                                         2004        2003      2004
                                         _________________________________
REVENUE                                  $          $           $       -

EXPENSES:
     General and administrative              73,098     80,157    153,255
     Research and development               175,902     65,558    241,460
                                         ---------- ----------  ---------
          Total Expenses                    249,000    145,715    394,715
                                         ---------- ----------  ---------
LOSS FROM OPERATIONS                       (249,000)  (145,715)  (394,715)

OTHER INCOME (EXPENSES):
    Other Income                                 23          -         23
                                         ---------- ----------  ---------
           Total Other Income (Expenses)         23          -         23
                                         ---------- ----------  ---------
LOSS BEFORE INCOME TAXES                   (248,977)  (145,715)  (394,692)

CURRENT TAX EXPENSE                               -          -          -

DEFERRED TAX EXPENSE                              -          -          -
                                         ---------- ----------  ---------
LOSS BEFORE MINORITY INTEREST
     MINORITY INTEREST IN
     SUBSIDIARY'S OPERATIONS               (248,977)  (145,715)  (394,692)

MINORITY INTEREST IN
  SUBSIDIARY'S OPERATIONS                         -          -          -
                                         ---------- ----------  ---------
NET LOSS                                 $ (248,977)$ (145,715) $(394,692)
                                         ========== ==========  =========
LOSS PER COMMON SHARE                    $     (.02)$     (.02) $    (.04)
                                         ========== ==========  =========
                                 F-4
The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON MAY 6, 2003

                      THROUGH DECEMBER 31, 2004


                                                                   Deficit
                                                                  Accumulated
                                      Common Stock     Additional  During the
                               _______________________  Paid-in   Development
                               Shares           Amount  Capital      Stage

BALANCE, May 6, 2003                    -   $        - $      -   $        -

Issuance of 25,000 shares of
  common stock for payment of
  organization costs of $750, or
  $.03 per share, May 2003         25,000           25      725            -

Issuance of 1,915,000 units, each
  consisting  of one share of
  common stock, one class A
  warrant and one class B warrant,
  for cash of $95,960, or
  approximately $.05 per unit,
  May 2003                      1,915,000        1,915   94,045            -

Issuance of 7,875,000 shares of
  Common stock for cash of
  $236,250, or $.03 per share,
  June 2003                     7,875,000        7,875  228,375            -

Issuance of 3,750 shares of
  common  stock for services
  rendered valued at $113, or
  $.03 per share, June 2003         3,750            4      109            -

Net loss for the period ended
  December 31, 2003                     -            -        -     (145,715)
                              -----------  ----------- --------  -----------
BALANCE, December 31, 2003      9,818,750  $     9,819 $323,254  $  (145,715)

Issuance of 213,112 shares of
  common  stock for the purchase
  minority interest at $21,311,
  or $.10 per share, January
  2004                            213,112          213   21,098            -

Net loss for the period ended
  December 31, 2004                     -            -        -     (248,977)
                              -----------  ----------- --------  -----------
BALANCE, December 31, 2004     10,031,862  $    10,032 $344,352  $  (394,692)
                              ===========  =========== ========  ===========
                                 F-5
The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                             For the            on May 6,
                                           Year ended           2003 Through
                                           December 31,          December 31,
                                   ___________________________
                                       2004           2003          2004
                                   __________________________________________

Cash Flows from Operating Activities:
     Net loss                       $ (248,977)  $ (145,715)   $ (394,692)
     Adjustments to reconcile net
     loss to net cash used
     by operating activities:
       Depreciation and amortization
       expense                           1,119          185         1,304
       Non-cash expenses paid by
       issuance of common stock                         750           750
       Non-cash services paid by
       issuance of common stock                         113           113
  Changes in assets and liabilities:
       (Increase) in prepaid expense     3,919       (3,919)
       Increase in bank overdraft        1,023                      1,023
       Increase in accounts payable    132,677       26,287       159,064
                                    ----------   ----------    ----------
          Net Cash (Used) by
          Operating Activities        (110,239)    (122,199)     (232,438)
                                    ----------   ----------    ----------
Cash Flows from Investing Activities:
  Payments for property and equipment     (960)      (2,303)       (3,263)
  Payments for intangible assets       (30,003)                   (30,003)
  Payments for goodwill                            (269,006)     (269,006)
                                    ----------   ----------    ----------
          Net Cash (Used) by
          Investing Activities         (30,963)    (271,309)     (302,272)
                                    ----------   ----------    ----------
Cash Flows from Financing Activities:
  Proceeds from shareholder advances   137,500       65,000       202,500
  Proceeds from issuance of common
  stock                                             293,700       293,700
  Proceeds from sale of warrants                     38,510        38,510
                                    ----------  -----------   -----------
          Net Cash Provided by
          Financing Activities         137,500      397,210       534,710

Net Increase (Decrease) in Cash         (3,702)       3,702             -

Cash at Beginning of Period              3,702            -             -
                                    ----------  -----------   -----------
Cash at End of Period               $        -  $     3,702   $         -
                                    ==========  ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                        $        -  $         -   $         -
    Income taxes                             -            -   $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the period from inception on May 6, 2003 through December 31, 2004:
        In January 2004, the Company issued 213,112 shares of common stock as part of a downstream merger [See Note 2].

        In June 2003, the Company issued 3,750 shares of common stock for services rendered valued at $113.

        In May 2003, the Company issued 25,000 shares of common stock as repayment of organization costs of $750.

                                 F-6
The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Consolidation - The consolidated financial statements include the accounts of Parent and Parent's 95.9% owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

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

  Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of December 31, 2004 and 2003, the Company had capitalized a total of $2,830 and $1,870 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the period from inception on May 6, 2003 through December 31, 2004.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

  Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the period from inception on May 6, 2003 through December 31, 2004.

  Research and Development - Research and development costs are expensed as incurred. The Company expensed $175,902 and $65,558 in research and development costs during the year ended December 31, 2004 and the period from inception on May 6, 2003 through December 31, 2003, respectively.

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

  Recently Enacted Accounting Standards - In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial statements.

  In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Enacted Accounting Standards (continued)

  December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

  In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's financial statements.

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

  In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.

  In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on the Company's consolidated financial statements.

  In December 2004, the FASB issues SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Enacted Accounting Standards (continued)

  guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 did not have an impact on the Company's consolidated financial statements.

  In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have an impact on the Company's consolidated financial statements.

  In December 2004, the FASB issued SFAS No. 123, Summary of Statement No. 123 (revised 2004). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company is currently evaluating the provisions of SFAS 123 and the impact that it will have on its share based employee compensation programs.

  Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2] and to reflect a 1-for-100 reverse stock split that Parent effected on October 4, 2001 and a 4-for-1 forward stock split that Parent effected on December 31, 2001 [See Note 7].

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 3 - ACQUISITION OF 95.9% OF LIPIDVIRO TECH, INC.

On June 24, 2003, Subsidiary acquired 95.9% of the outstanding stock of Parent pursuant to a Share Purchase Agreement. The agreement called for Subsidiary to pay $65,718 to the former shareholders of Parent for 5,000,000 shares of Parent's common stock wherein Parent became a 95.9% owned subsidiary of Subsidiary. The agreement also called for Subsidiary to advance an additional $203,282 to pay costs associated with the acquisition and to reduce the liabilities of Parent. The acquisition closed June 24, 2003 and has been accounted for as a purchase of Parent. The Company recorded goodwill of $290,317 as a result of the acquisition. The financial statements reflect the operations of Parent from June 24, 2003.

NOTE 4 - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at:

                                                  December 31,    December 31,
                                                      2004           2003
                                                  ___________     ___________
  Office equipment                                $       433     $       433
  Website                                               2,828           1,870
                                                  ___________     ___________
                                                        3,261           2,303

  Less: accumulated depreciation                         (790)           (185)
                                                  ___________     ___________
  Net property and equipment                      $     2,471     $     2,118
                                                  ___________     ___________

  Depreciation expense for the years ended December 31, 2004 and 2003 was $605 and $185, respectively.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

  Definite-life intangible assets consist of the following at:

                                                   December 31,   December 31,
                                                       2004          2003
                                                   ___________    ___________
         Pending Patents                           $    29,233    $         -

         Patent applications in process                    770              -
                                                   -----------    -----------
                                                        30,003              -

         Less: Accumulated amortization                   (514)             -
                                                   ___________    ___________
         Net Definite-life Intangible Assets       $    29,489    $         -
                                                   ___________    ___________

The Company's definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years with no residual value. Amortization expense for the year ended December 31, 2004 and for the period from inception on May 6, 2003 through December 31, 2003 was $514 and $0, respectively. The Company estimates that their amortization expense for each of the next five years will be approximately $1,000 per year.

NOTE 6 - GOODWILL

The Company has no indefinite-life intangible assets. The following is a summary of the transactions affecting the Company's goodwill.

                                                           December 31,
                                                     ________________________
                                                         2004       2003
                                                     ___________  ___________
     Goodwill at beginning of period                 $   269,006  $         -

     Goodwill from the acquisition of 95.9% of Parent          -      269,006

     Goodwill from the acquisition of the minority
     interests in Parent                                  21,311            -
                                                     ___________  ___________
     Goodwill at end of period                       $   290,317  $   269,006
                                                     ___________  ___________

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Warrants - In May 2003, the Company issued 1,915,000 Class A Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $5.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At December 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

Class B Warrants - In May 2003, the Company issued 1,915,000 Class B Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $10.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At December 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

Stock Option Plan - In March 2003, the Board of Directors of Parent approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to their employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Option Plan (continued)

option grant date. At December 31, 2004, total awards available to be granted from the Plan amounted to 1,500,000.

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

The Company has available at December 31, 2004 unused operating loss carryforwards of approximately $480,000 which may be applied against future taxable income and which expire in various years through 2024. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of difference in book and tax basis of fixed assets and net operating losses, are approximately $88,350 and $38,400 as of December 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $49,950 during the year ended December 31, 2004.

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

Shareholder Advances - During the year ended December 31, 2004, a shareholder of the Company advanced $137,500 to the Company. At December 31, 2004, the Company owes a total of $202,500 to the shareholder. The advances bear no interest and are due December 31, 2005.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                                            From Inception
                                                  For the     on May 6,
                                                Year ended    2003 Through
                                               December 31,   December 31,
                                         _________________________________
                                            2004        2003        2004
                                         _________   _________   _________
     Loss from continuing operations
       available to common
       shareholders (numerator)          $(248,977)  $(394,692)  $(145,715)

     Weighted average number of
       common shares outstanding
       used in loss per share for the
       period (denominator)             10,023,710   9,435,941   8,535,842

At December 31, 2004, the Company had 1,915,000 Class A warrants and 1,915,000 Class B warrants outstanding which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    [A Development Stage Company]

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Agreements - In August 2004, the Company signed a one-year agreement for the use of a research facility and staff to conduct research on behalf of the Company and to have a researcher coordinate the activities. The Company agreed to pay up to $600,000 for supplies, facilities, a laboratory technician and coordination efforts. During the year ended December 31, 2004, the Company paid $5,000 under this agreement.

In July 2004, the Company signed a six-month agreement for a researcher to conduct research on behalf of the Company. The Company agreed to pay $15,000 for the services of the researcher. During the year ended December 31, 2004 the Company paid $10,000 under this agreement.

In October 2003, the Company signed one-year agreements for the use of a research facility and staff to conduct research on behalf of the Company and to have a researcher coordinate the activities. The Company agreed to pay up to $76,325 for supplies, facilities, a laboratory technician and coordination efforts. The costs incurred under this agreement totaled $75,000. During the year ended December 31, 2004 and the period from inception on May 6, 2003 through December 31, 2003, respectively, the Company paid $52,000 and $23,000 under these agreements.

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

     None; not applicable.

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

Item 8(b) Other Information.
----------------------------

     None.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers for the calendar year ended December 31, 2004, and to the date hereof. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                   Date of         Date of
                     Positions     Election or     Termination
Name                 Held          Designation     or Resignation
----                  ----         -----------     ---------------
Kenneth P. Hamik     President and   6/24/2003            *
                     Director        6/24/2003            *

Kristy Hamik         COO and         6/24/2003        1/19/2004
                     Director        6/24/2003        1/19/2004

Patrick A. Seymour   COO and         1/19/2004        4/5/2004
                     Director        1/19/2004        4/5/2004

               *  Still are serving in these positions.

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

Significant Employees.
----------------------

     We have no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

     None; not applicable.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On June 26, 2003, LipidViro-Utah filed a Form 3, Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission regarding their acquisition of 5,000,000 of our shares.

     On April 20, 2004, LipidViro filed a Form 4, Statement of Changes in Beneficial Ownership of Securities with the Securities and Exchange Commission regarding the return to treasury of 5,000,000 shares after approval at a Fairness Hearing January 12, 2004.

Audit Committee.
----------------

     We have do not have an Audit Committee due to the fact that we are a development stage company with limited operations that has generated no revenues from operations; however, when operations require, we will designate an Audit Committee.

Code of Ethics.
---------------

     We have adopted a Code of Ethics for our President and Chief Executive Officer that was attached to our 2003 Annual Report on Form 10-KSB as exhibit
14.  See Part III Item 13.

Item 10. Executive Compensation.
         -----------------------

     In March, 2003, the Board of Directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At December 31, 2004, total awards available to be granted from the Plan amounted to 1,500,000.


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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who beneficially own more than five percent of our common stock as of the date of December 31, 2004:


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class
----------------           ------------------           --------
Lombard, Inc.                 7,875,000                   78.5%

Blackfriars Limited             568,000                    5.7%


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of our directors and executive officers as of the date of this Report:

                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------
Kenneth P. Hamik             3,750                   *


All Directors and Executive
Officers as a group          3,750                   *

* Represents less than one percent.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar years ended December 31, 2004 and 2003, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     During the year ended December 31, 2004, a shareholder of our Company advanced $137,500 to us. At December 31, 2004, we owed a total of $202,500 to that shareholder. The advances bear no interest and are due December 31, 2005.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2004 and 2003, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2004 and 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

      None; not applicable.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2004 and 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of us, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.*
---------------------

8-KA-1 Current Report dated August 19, 2003, regarding the Fairness Hearing on the Reorganization Agreement with LipidViro-Utah, filed with the Securities and Exchange Commission on March 26, 2004.*

8-K Current Report dated March 30, 2004, regarding a press release on results of pre-clinical research.*

8-K Current Report dated May 10, 2004, Introducing the Company's new GEN-3 technology, and reports enhanced viral inactivation utilizing the new GEN-3 technology.*

8-K Current Report dated February 1, 2005, regarding a Press Release and Investor Presentation.*

8-K Current Report dated March 3, 2005, regarding a Press Release.*

Exhibits.*
----------

Exhibit
Number               Description
------               -----------

31.1           302 Certification of Kenneth P. Hamik

32             906 Certification

10-KSB Annual Report for the year ended December 31, 2004.*

Definitive Information Statement filed July 23, 2003.*

          * The 8-K Current Reports referenced above under this Item, the 10-KSB Annual Report for the year ended December 31, 2004, are incorporated herein by reference in Part I, Item 1, and the Definitive Information Statement is incorporated herein by reference in Part I, Item 4.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to LipidViro by its principal accountants during the calendar years ended December 31, 2004, and December 31, 2003:

     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $11,629        $6,486

     Audit-related fees                $     0        $    0

     Tax fees                          $ 1,562        $  110

     All other fees                    $     0        $    0

     Total fees                        $13,191        $6,596

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


                                       LIPIDVIRO TECH, INC.


Date: 4/14/05                       By/s/Kenneth P. Hamik
      -------------                      -------------------
                                         Kenneth P. Hamik
                                         President, Chief Executive Office and
                                         Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: 4/14/05                 By/s/Kenneth P. Hamik
     -------------                       ----------------------
                                         Kenneth P. Hamik
                                         President, Chief Executive
                                         Officer and Director