Form 10QSB
period 2005-03-31
LIPIDVIRO TECH INC
filed 2005-05-18
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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


                        1338 South Foothill Blvd. #126
                        Salt Lake City, Utah 84108
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

                           May 14, 2005

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

                          MARCH 31, 2005

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]




                             CONTENTS

                                                                     PAGE

        Unaudited Condensed Consolidated Balance
             Sheets, March 31, 2005 and December 31,
             2004                                                      2


        Unaudited Condensed Consolidated Statements of
             Operations, for the three months ended
             March 31, 2005 and from inception on May 6,
             2003 through March 31, 2005                               3


        Unaudited Condensed Consolidated Statements of
             Cash Flows, for the three months ended
             March 31, 2005 and from inception on May 6,
             2003 through March 31, 2005                               4


        Notes to Unaudited Condensed Consolidated
             Financial Statements                                 5 - 13

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]

                      Condensed Balance Sheets

                              ASSETS
                                                   March 31,    December 31,
                                                     2005           2004
                                                  ___________    ___________
                                                  (Unaudited)
Current Assets
     Cash                                        $      1,862   $          0
                                                  ___________    ___________
               Total Current Assets                     1,862              0
                                                  ___________    ___________

Property & Equipment, net                               2,310          2,471
                                                  ___________    ___________

Other Assets
     Definite Life Intangible Assets                   34,226         29,489
     Goodwill                                         290,318        290,318
                                                  ___________    ___________
               Total Other Assets                     324,544        319,807
                                                  ___________    ___________
                                                  $   328,716    $   322,278
                                                  ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank Overdraft                                         0          1,023
     Accounts payable                                 140,025        159,063
     Shareholder advances                             249,000        202,500
                                                  ___________    ___________
               Total Current Liabilities              389,025        362,586
                                                  ___________    ___________

Total Liabilities                                     389,025        362,586
                                                  ___________    ___________

Commitments                                                 0              0

Stockholders' Equity
     Common stock, authorized 150,000,000
          shares of $.001 Par value, Issued
          and outstanding 10,031,862 shares            10,032         10,032
     Additional Paid in Capital                       344,352        344,352
     Deficit accumulated during the
          development stage                          (414,693)      (394,692)
                                                  ___________    ___________
          Total Stockholders' Equity                  (60,309)       (40,308)
                                                  ___________    ___________

Total Liabilities and Stockholders' Equity        $   328,716    $   322,278
                                                  ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

               Condensed Statements of Operations
                         (Unaudited)

                            For the Three Months Ended      From Inception
                                     March 31,              on May 6, 2003
                               2005           2004      Through March 31, 2005
                            ____________   ____________ ______________________
Revenue                     $          0   $          0 $               0

Operating Expenses
General and administrative
 expenses                         12,315         12,097           165,570
Research & development             7,686         24,793           249,146
                            ____________   ____________ _________________
  Total Operating Expenses        20,001         36,890           414,716
                            ____________   ____________ _________________

Net Operating Income (Loss)      (20,001)       (36,890)         (414,716)

Other Income                           0              0                23
                            ____________   ____________ _________________
  Total Other Income                   0              0                23
                            ____________   ____________ _________________

Net Income (Loss)           $    (20,001)  $    (36,890)$        (414,693)
                            ============   ============ =================
Net Income (Loss) Per Share $       (.00)  $       (.00)$           (0.04)
                            ============   ============ =================
Weighted Average Shares
Outstanding                   10,031,862      9,999,076         9,513,110
                            ============   ============ =================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                   [A Development Stage Company]

             Condensed Statements of Cash Flows
                        (Unaudited)

                            For the Three Months Ended      From Inception
                                     March 31,              on May 6, 2003
                               2005           2004      Through March 31, 2005
                            ____________   ____________ ______________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income (Loss)         $    (20,001)  $    (36,890)$     (414,693)
  Adjustments to reconcile
  net loss to net cash
  provided by operations:
   Depreciation & Amortization       552            115          1,856
   Non-cash expenses paid by
   issuance of common stock            0              0            750
   Non-cash services paid by
   issuance of common stock            0              0            113
Changes in assets and
liabilities:
  (Increase) Decrease in
  prepaid expenses                     0         (1,139)             0
  Increase (Decrease) in Bank
  Overdraft                       (1,023)             0              0
  Increase (Decrease) in
  accounts payable               (19,038)        12,787        140,026
                            ____________   ____________  _____________
Net Cash Provided (Used) by
Operating Activities             (39,510)       (25,127)      (271,948)
                            ____________   ____________  _____________
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Payments for property &
  equipment                            0           (960)        (3,263)
  Payments for definite-life
  intangible assets               (5,128)        (3,826)       (35,131)
  Payments for goodwill                0              0       (269,006)
                            ____________   ____________  _____________
Net Cash Provided (Used) by
Investing Activities              (5,128)        (4,786)      (307,400)
                            ____________   ____________  _____________
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from shareholder
  advances                        46,500         30,000        249,000
  Proceeds from issuance of
  common stock                         0              0        293,700
  Proceeds from sale of warrants       0              0         38,510
                            ____________   ____________  _____________
Net Cash Provided (Used) by
Financing Activities              46,500         30,000        581,210
                            ____________   ____________  _____________
NET INCREASE (DECREASE) IN
CASH AND EQUIVALENT                1,862             87          1,862
                            ____________   ____________  _____________

CASH AND EQUIVALENTS AT
BEGINNING OF PERIOD                    0          3,702              0
                            ____________   ____________  _____________
CASH AND CASH EQUIVALENTS AT
END OF PERIOD               $      1,862   $      3,789   $      1,862
                            ============   ============   ============
Cash paid For:
  Interest                  $          0   $          0   $          0
                            ============   ============   ============
  Income taxes              $          0   $          0   $          0
                            ============   ============   ============

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

        Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for the periods then ended have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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

        Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of March 31, 2005, the Company has capitalized a total of $2,830 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the three months ended March 31, 2005.

        Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the three months ended March 31, 2005.

        Research and Development - Research and development costs are expensed as incurred. The Company expensed $7,686 in research and development costs during the three months ended March 31, 2005.

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

        Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

        Reclassification - The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

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

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at:

                                                    March 31,   December 31,
                                                      2005          2004
                                                   ___________   ___________
     Office equipment                              $       433   $       433
     Website                                             2,830         2,828
                                                   ___________   ___________
                                                         3,263         3,261

     Less: accumulated depreciation                      (953)          (790)
                                                   ___________   ___________
     Net property and equipment                    $     2,310   $     2,471
                                                   ___________   ___________

  Depreciation expense for the three months ended March 31, 2005 was $161.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

  Definite-life intangible assets consist of the following at:

                                                    March 31,    December 31,
                                                       2005         2004
                                                   ___________   ___________
     Pending Patents                               $    29,233   $    29,233

     Patent applications in process                      5,898           770
                                                   ___________   ___________
                                                        35,131        30,003

     Less: Accumulated amortization                       (905)         (514)
                                                   ___________   ___________
     Net Definite-life Intangible Assets           $    34,226   $    29,489
                                                   ___________   ___________

  The Company's definite-life intangible assets are amortized, upon being placed in service, over the estimated useful lives of the assets of 20 years with no residual value. Amortization expense for the three months ended March 31, 2005 and for the period from inception on May 6, 2003 through March 31, 2005 was $391 and $905, respectively. The Company estimates that their amortization expense for each of the next five years will be approximately $1,500 per year.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   GOODWILL

  The Company has no indefinite-life intangible assets. The following is a summary of the transactions affecting the Company's goodwill.

                                                    March 31,   December 31,
                                                      2005         2004
                                                   ___________   ___________
        Goodwill at beginning of period            $   290,317   $   269,006

        Goodwill from the acquisition
        of 95.9% of Parent                                   -             -

        Goodwill from the acquisition
        of the minority interests in Parent                  -        21,311
                                                   ___________   ___________

        Goodwill at end of period                  $   290,317   $   290,317
                                                   ___________   ___________

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

  Class A Warrants - In May 2003, the Company issued 1,915,000 Class A Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $5.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At March 31, 2005, none of these warrants had been exercised, forfeited or cancelled.

  Class B Warrants - In May 2003, the Company issued 1,915,000 Class B Warrants for cash of $19,255, or approximately $.01 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $10.00 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants are only exercisable during June 2006. At March 31, 2005, none of these warrants had been exercised, forfeited or cancelled.

  Stock Option Plan - In March 2003, the Board of Directors of Parent approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 1,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 500,000 common shares to be granted at a purchase price of $0.01 per share, but to date the Company has not granted any options to their employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At March 31, 2005, total awards available to be granted from the Plan amounted to 1,500,000.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2005 unused operating loss carryforwards of approximately $506,000 which may be applied against future taxable income and which expire in various years through 2025. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of difference in book and tax basis of fixed assets and net operating losses, are approximately $92,100 and $88,350 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,750 during the three months ended March 31, 2005.

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

  Shareholder Advances - During the three months ended March 31, 2005, a shareholder of the Company advanced $46,500 to the Company. At March 31, 2005, the Company owes a total of $249,000 to the shareholder. The advances bear no interest.

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

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                        For the Three      From Inception on
                                        Months Ended      May 6, 2003 Through
                                          March 31,            March 31,
                                     __________________  ____________________
                                        2005     2004            2005
                                     ________  ________       __________
     Loss from continuing operations
     available to common
     shareholders (numerator)        $(20,001) $(36,890)      $ (414,693)
                                     ________  ________       __________
     Weighted average number of
     common shares outstanding
     used in loss per share for the
     period (denominator)          10,031,862 9,999,076        9,513,110
                                     ________  ________       __________

At March 31, 2005, the Company had 1,915,000 Class A warrants and 1,915,000 Class B warrants outstanding which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

  Agreements - In August 2004, the Company signed a one-year agreement for the use of a research facility and staff to conduct research on behalf of the Company and to have a researcher coordinate the activities. The Company agreed to pay up to $600,000 for supplies, facilities, a laboratory technician and coordination efforts. During the year ended December 31, 2004 the Company paid $5,000 under this agreement. During the three months ended March 31, 2005 the Company paid an additional $24,000 under this agreement.

  In July 2004, the Company signed a six-month agreement for a researcher to conduct research on behalf of the Company. The Company agreed to pay $15,000 for the services of the researcher. During the year ended December 31, 2004 the Company paid $10,000 under this agreement and during the three months ended March 31, 2005 paid an additional $5,000 under this agreement.

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

NOTE 12   SUBSEQUENT EVENTS

  On April 18, 2005, the Company executed a Securities Purchase Option Agreement with Lombard, Inc., whereby the Company purchased for $1.00 an option to acquire 7,875,000 shares of the Company's common stock for a purchase price of $600,000. The option has an exercize period of 48 months from the date of the agreement.

ITEM 2 Management Discussion and Analysis or Plan of Operation

Plan of Operation.
------------------

Overview.
---------

     LipidViro Tech, Inc. is a development-stage biotechnology company engaged in developing drug products, fluid purification processes, and drug production and delivery systems (DPD System). Utilizing the Company's proprietary DPD System, LipidViro is currently developing two products for commercialization; therapeutic treatments for Cardiovascular diseases, and processes to inactivate virus, bacteria and prions producing pathogen-free biological products.

Technology.
-----------

     LipidViro's technology is based on three components:

     * Our proprietary Drug Production and Delivery System (LipidViro DPD System) which produces and delivers a precise, measured dose of ozone;

     * Our proprietary Gas-Fluid Exchange Device (GFE Device) which efficiently mixes ozone with a fluid; and,

     * Our proprietary methods that utilize precise, measured dosages of ozone (LVT3), to treat disease and purify bio-fluids.

     The Company has applied for patent protection on all aspects of this technology.

     While medicinal ozone therapies have been used for decades in European countries, the FDA rejected applications to develop ozone as a drug in the United States. The common reason underlying these repeated failures was poor measuring and mixing techniques and the inability to produce and deliver ozone in precise, measured dosages.

LipidViro's proprietary ozone Drug Production and Delivery System (DPD System) solve both of these problems. The LipidViro DPD System produces a precise, measured dose of ozone, accurate within 2% of the total dose. The technology behind the DPD system allows for a precise, standardized treatment to be delivered by any clinician throughout the world. The LipidViro GFE Device efficiently mixes ozone with a fluid by achieving superior surface area contact between the gas and the fluid; and produces efficient, controlled, consistent, and reproducible mixing, allowing for reliable, repeatable ozone delivery, maximizing treatment results.

We believe Lipidviro's technology provides the first and only process able to deliver precise, measured doses of ozone that are consistent and reproducible. We believe this proprietary technology establishes LipidViro as the exclusive market leader, with the only process capable of achieving regulatory approval for use of ozone as a drug.

2005 Milestones and Operational Plan.
-------------------------------------

     Corporate Development. Our corporate operations objectives for 2005 include financing operations, establishing corporate governance sufficient to apply for NASDAQ SM cap or AMEX listing and, developing and implementing a public relations strategy to enhance shareholder liquidity and value.

     Scientific Agenda. Our scientific agenda for 2005 includes, site selection and contracting for initial cardiovascular clinical trials; design and initiate cardiovascular clinical trials to produce pilot data; and, selection of a strategic partner for sera purification.

     Technology Development. Our technology agenda for 2005 includes: selecting a strategic partner to produce our Drug Production and Delivery System; and, selecting a strategic partner to manufacture our Contact Device.

     Financing. We require immediate financing to fund operations for the next 12 months, including our described technology and corporate development and our scientific agenda. During fiscal year 2005 we will attempt to raise $3-7 million dollars from equity, debt and grants, which we believe will sufficiently sustain our projected operations through the end of fiscal '06. We will attempt to raise additional money from the exercise of the Company's Class A and B warrants during June of '06. If fully exercised, these warrants could raise an additional $28 million. We do not have sufficient cash on hand to finance our current plan of operation. Since inception, debt and equity financing have funded all operations including research expenses. We expend and will likely continue to expend substantial funds to complete our research, development and operational objectives. To fund these operations we will consider all options available. Consequently, now and on an ongoing basis we will consider raising capital through collaborative arrangements, strategic alliances, research grants or equity and debt financings or from other sources.

2005 Pre-Clinical Laboratory Research, Product Development.
-----------------------------------------------------------

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

     Biological Fluid Purification. During the first fiscal quarter 2005, we initiated discussion for development of a commercial bio-fluid purification process with several commercial bio-fluid manufacturers. These Discussions are ongoing at this time.

     Prion Research. On March 3, 2005 the Company announced pre-clinical research results which demonstrated the ability to substantially inactivate infectious prion proteins in bovine serum. LipidViro's proprietary technology reduced prion infectivity in bovine serum below the limits of detection in both cell and Western blot assays; two gold standards for prion detection. These data were submitted for presentation at the Meeting of the International Union of Microbiological Societies, San Francisco, July 2005.

     Cardiovascular Platform. During the first fiscal quarter of 2005, we continued development and design of pre-clinical studies associated with our Cardiovascular Platform. Our objective is to initiate Cardiovascular Disease clinical studies during 2005.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

          On April 18, 2005, we executed a Securities Purchase Option Agreement (the "Agreement") with Lombard, Inc. ("Lombard"), whereby we purchased for $1.00, an option to acquire 7,875,000 shares of our common stock, for a period of 48 months from the date of the Agreement, for a purchase price of $600,000. See our 8-K Current Report dated April 18, 2005, and filed with the Securities and Exchange Commission on May 4, 2005.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
          ------------------

          None; not applicable

Item 6.   Exhibits.
          ---------

          Exhibits.

          31 302 Certification of Kenneth P. Hamik

          32 906 Certification


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LIPIDVIRO TECH, INC.


Date: 5/18/2005                    By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik
                                     President, CFO and Director