Form 10QSB
period 2005-06-30
LIPIDVIRO TECH INC
filed 2005-08-15
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                           June 30, 2005

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

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]

              UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            June 30, 2005

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]
                      Condensed Balance Sheets
                            (Unaudited)

                               ASSETS
                                                          June 30, 2005
Current assets
       Cash                                                $   1,867
                                                           ---------
         Total Current Assets                                  1,867


       Equipment, net                                          2,147

Other Assets
       Definite Life Intangible Assets, net                   33,797
       Goodwill                                              290,318
                                                           ---------
          Total Other Assets                                 324,115
                                                           ---------
TOTAL ASSETS                                               $ 328,129
                                                           =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts Payable                                    $ 155,751
       Shareholder Advances                                  304,800
                                                           ---------
          Total Current Liabilities                          460,551

Stockholders' Equity
       Common stock, authorized 150,000,000 Shares
         Par Value $.001, 10,031,862 shares issued
         and outstanding                                      10,032
       Additional paid in capital                            344,352
       Deficit accumulated during the development stage     (486,806)
                                                           ---------
          Total Stockholders' Equity                        (132,422)
                                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 328,129
                                                           =========
                     See accompanying notes

                              LipidViro Tech, Inc.
               (Formerly Anticline Uranium, Inc.)
                 [A Development Stage Company]
               Condensed Statements of Operations
                          (Unaudited)

                                        For the Three       For the Six
                                        Months Ended        Months Ended
                                        June 30, 2005       June 30, 2004

Revenue                                   $       0           $       0
Operating Expenses
      General and Administrative Expenses    17,696              12,039
      Research & Development                 54,417              23,575
                                          ---------           ---------
             Total Operating Expenses        72,113              35,614
                                          ---------           ---------
Net Operating (Loss)                        (72,113)            (35,614)

Other income or expense                           0                   0
                                          ---------           ---------
             Total Other Income                   0                   0

Net (Loss)                                $ (72,113)          $ (35,614)
                                          =========           =========

Net (Loss) per Share                      $   (0.01)          $   (0.01)
                                          =========           =========

Weighted Average Number of Shares
Outstanding                              10,031,862          10,031,862
                                         ==========          ==========

                    See the accompanying notes

                      LipidViro Tech, Inc.
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                      For the Six   For the Six      From
                                        Months        Months      Inception on
                                        Ended         Ended       May 6, 2003
                                     June 30, 2005 June 30, 2004  Through June
                                                                    30, 2005
Revenue                               $       0     $       0     $         0
Operating Expenses
   General and Administrative Expenses   30,011        24,136         183,266
   Research and Development              62,103        48,368         303,563
                                      ---------     ---------     -----------
       Total Operating Expenses          92,114        72,504         486,829
                                      ---------     ---------     -----------
Net Operating (Loss)                    (92,114)      (72,504)       (486,829)

Other income                                  0             0              23
                                      ---------     ---------     -----------
       Total Other Income                     0             0              23

Net (Loss)                            $ (92,114)    $ (72,504)    $  (486,806)
                                      =========     =========     ===========

Net Income per Share                  $   (0.01)    $   (0.01)    $     (0.05)
                                      =========     =========     ===========
Weighted Average Number of Shares
Outstanding                          10,031,862    10,015,469       9,573,169
                                     ==========    ==========     ===========
                     See accompanying notes

                      LipidViro Tech, Inc.
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                      For the Six   For the Six      From
                                        Months        Months      Inception on
                                        Ended         Ended       May 6, 2003
                                     June 30, 2005 June 30, 2004  Through June
                                                                    30, 2005
Cash Flows from Operating Activities:
  Net (loss)                        $ (92,114)    $ (72,504)    $  (486,806)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
   Depreciation & Amortization             323           278           1,627
   Non-cash expenses and services
   paid by issuance of common stock          0             0             863
   Decrease in Prepaid Expense               0         1,419               0
   (Decrease) in Bank Overdraft         (1,023)            0               0
   (Decrease) Increase in Accounts
   Payable                              (3,312)       26,114         155,752
                                     ---------     ---------     -----------
Net Cash Used by Operating Activities  (96,126)      (44,693)       (328,564)

Cash Flows from Investing Activities:
  Payments for Property and Equipment        0          (960)         (3,263)
  Payments for Definite-Life Intangible
  Assets                                (4,307)       (5,826)        (34,310)
  Payments for Goodwill                      0             0        (269,006)
                                     ---------     ---------     -----------
Net Cash Flows Used for  Investing
Activities                              (4,307)       (6,786)       (306,579)

Cash Flows From Financing Activities:
  Proceeds from Shareholder Advances   102,300        51,500         304,800
  Proceeds from Issuance of Common Stock     0             0         293,700
  Proceeds from Sale of Warrants             0             0          38,510
                                     ---------    ----------     -----------
Net Cash Flows from Financing
Activities                             102,300        51,500         637,010
                                     ---------    ----------     -----------
Net Increase (Decrease) in Cash          1,867            21           1,867

Beginning Cash Balance                       0         3,702               0
                                     ---------    ----------     -----------
Ending Cash Balance                  $   1,867    $    3,723     $     1,867
                                     =========    ==========     ===========
Supplemental disclosure information:
   Cash paid for interest            $       0    $        0     $         0
   Cash paid for income taxes        $       0    $        0     $         0
                     See accompanying notes

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Management Compensation - The Company has not paid any cash compensation to any officer or director of the Company. However, in June 2003, the Company issued 3,750 shares of common stock to an officer of the Company for services rendered valued at $113.

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

     Shareholder Advances - During the six months ended June 30, 2005, shareholders of the Company have advanced $102,300 to the Company to pay operating expenses. As of June 30, 2005, the Company has recorded a liability to shareholders of $304,800. This balance is unsecured, non-interest bearing and is payable on demand.

NOTE 3 - GOING CONCERN

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

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Agreements - In August 2004, the Company signed a one-year agreement for the use of a research facility and staff to conduct research on behalf of the Company and to have a researcher coordinate the activities. The Company agreed to pay up to $600,000 for supplies, facilities, a laboratory technician and coordination efforts. From January 31, 2005 through June 30, 2005, the Company has paid a total of $60,000 under this agreement. From the start of this contract the Company has paid a total of $65,000.

     In May 2005, the Company signed a six-month agreement to have a researcher coordinate the research activities. The Company agreed to pay $30,000 for the coordination efforts. Through June 30, 2005, the Company has paid a total of $10,000 under this agreement. During the six months ended June 30, 2005, the Company also paid an additional $5,000 on a previous contract.

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

LipidViro's proprietary ozone Drug Production and Delivery System (DPD System) solve both of these problems. The LipidViro DPD System produces a precise, measured dose of ozone, accurate within 2% of the total dose. The technology behind the DPD system allows for a precise, standardized treatment to be delivered by any clinician throughout the world. The LipidViro GFE Device efficiently mixes ozone with a fluid by achieving superior surface area contact between the gas and the fluid. The LipidViro GFE Device produces efficient, controlled, consistent, and reproducible mixing, allowing for reliable, repeatable ozone delivery, maximizing treatment results.

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

     Early research suggests our proprietary technology and process possess a capacity to inactivate viruses and treat cardiovascular diseases. While our research is preliminary and incomplete, and will require additional research to verify, it does suggest the potential for multiple products that we believe
are worthy of further investigation.   Product categories we are evaluating
include: (i) processing biologicals for pathogen removal and purification;
(ii) developing therapeutics to treat serious infectious diseases; (iii) developing therapeutics for treating lipid associated diseases; and, (iv) developing treatments for cardiovascular, neurological and inflammatory diseases.

Biological Fluid Purification. During the first fiscal quarter 2005, we initiated discussion for development of a commercial bio-fluid purification process with several commercial bio-fluid manufacturers. These discussions are ongoing at this time. During the second fiscal quarter the Company commenced collaboration with a commercial sera manufacturer to develop a bovine sera product that can be labeled free of prion infectivity. This project includes evaluation of sera bio-function post treatment and design of validation studies in cooperation with the USDA. These steps may be characterized as due diligence on behalf of the sera manufacturer, who has committed product and resources to the project.

Prion Research. During the first fiscal quarter, on March 3, 2005 the Company announced pre-clinical research results which demonstrated the ability to substantially inactivate infectious prion proteins in bovine serum. LipidViro's proprietary technology reduced prion infectivity in bovine serum below the limits of detection by both cell and Western blot assays; two gold standards for prion detection. During the second fiscal quarter, these data were presented at the Meeting of the International Union of Microbiological Societies, San Francisco. Also during the second quarter, we designed and initiated dose-ranging studies to help identify optimal dosages demonstrating prion inactivation. These studies are ongoing.

Clinical Trials. During the first fiscal quarter of 2005, we continued development and design of pre-clinical studies associated with our Cardiovascular and Neurological Platform. Our objective is to initiate clinical studies during 2005. During the second fiscal quarter we applied for NIH funding of our first proposed clinical studies.

Intellectual Property. We have filed for patent protection covering our LVT3 drug production and delivery technology and, our GEN-1, GEN-2 GEN-3 and GEN-4H drug delivery devices, and for proprietary applications utilized by our process.


ITEM 3 CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                                     LIPIDVIRO TECH, INC.


Date: 8/15/2005                    By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik
                                     President, CFO and Director