Form 10QSB
period 2005-09-30
LIPIDVIRO TECH INC
filed 2005-11-14
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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
                                            --------------

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No X
                                        ---     ---

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

                           September 30, 2005

              Common Voting Stock   2,156,862 shares

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

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]
               Unaudited Condensed Financial Statements

                          September 30, 2005

                         LipidViro Tech, Inc.
                 (Formerly Anticline Uranium, Inc.)
                    [A Development Stage Company]
                      Condensed Balance Sheet
                            (Unaudited)

                               ASSETS
                                                       September 30, 2005
Current assets
       Cash                                                $   1,555
                                                           ---------
         Total Current Assets                                  1,555


       Equipment, net                                          1,983

Other Assets
       Deferred Financing Costs                                5,000
       Definite Life Intangible Assets, net                   34,291
       Goodwill                                              290,318
                                                           ---------
          Total Other Assets                                 329,609
                                                           ---------
TOTAL ASSETS                                               $ 333,147
                                                           =========
               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
       Accounts Payable                                    $ 139,908
       Shareholder Advances                                  338,300
                                                           ---------
          Total Current Liabilities                          478,208

Long-term Liabilities
       Notes Payable                                         600,000
                                                           ---------
          Total Liabilities                                1,078,208
Stockholders' Equity
       Common stock, authorized 150,000,000 Shares
         Par Value $.001, 2,156,862 shares issued
         and outstanding                                       2,157
       Additional paid in capital                           (247,773)
       Deficit accumulated during the development stage     (499,445)
                                                           ---------
          Total Stockholders' Deficit                       (745,061)
                                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 333,147
                                                           =========
                     See accompanying notes

                              LipidViro Tech, Inc.
                      (Formerly Anticline Uranium, Inc.)
                        [A Development Stage Company]
                      Condensed Statements of Operations
                                 (Unaudited)

                                        For the Three       For the Three
                                        Months Ended        Months Ended
                                     September 30, 2005    September 30, 2004

Revenue                                   $       0           $       0
Operating Expenses
      General and Administrative Expenses     8,657              34,184
      Research & Development                  3,982              13,383
                                          ---------           ---------
             Total Operating Expenses        12,639              47,567
                                          ---------           ---------
Net Operating (Loss)                        (12,639)            (47,567)

Other income or expense                           0                   0
                                          ---------           ---------
             Total Other Income                   0                   0

Net Loss before income taxes                (12,639)            (47,567)

Provision for income taxes                        0                   0
                                          ---------           ---------
Net (Loss)                                $ (12,639)          $ (47,567)
                                          =========           =========

Net (Loss) per Share                      $    0.00           $   (0.01)
                                          =========           =========

Weighted Average Number of Shares
Outstanding                              10,031,862          10,031,862
                                         ==========          ==========

                    See the accompanying notes

                      LipidViro Tech, Inc.
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                                                                     From
                                      For the Nine  For the Nine  Inception on
                                        Months        Months      May 6, 2003
                                        Ended         Ended         Through
                                    September 30,   September 30, September 30
                                        2005          2004            2005
Revenue                               $       0     $       0     $         0
Operating Expenses
   General and Administrative Expenses   38,668        57,690         191,923
   Research and Development              66,085        62,540         307,545
                                      ---------     ---------     -----------
       Total Operating Expenses         104,753       120,230         499,468
                                      ---------     ---------     -----------
Net Operating (Loss)                   (104,753)     (120,230)       (499,468)

Other income                                  0             0              23
                                      ---------     ---------     -----------
       Total Other Income                     0             0              23

Net Loss before income taxes           (104,753)     (120,230)       (499,445)

Provision for income taxes                    0             0               0
                                      ---------     ---------     -----------
Net (Loss)                            $(104,753)    $(120,230)    $  (499,445)
                                      =========     =========     ===========

Net Income per Share                  $   (0.01)    $   (0.01)    $     (0.05)
                                      =========     =========     ===========
Weighted Average Number of Shares
Outstanding                          10,031,862    10,020,973       9,621,233
                                     ==========    ==========     ===========
                     See accompanying notes

                      LipidViro Tech, Inc.
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]
                Condensed Statements of Cash Flows
                           (Unaudited)

                                                                     From
                                      For the Nine  For the Nine  Inception on
                                        Months        Months      May 6, 2003
                                        Ended         Ended         Through
                                    September 30,   September 30, September 30
                                        2005          2004            2005
Cash Flows from Operating Activities:
  Net (loss)                        $(104,753)    $(120,230)    $  (499,445)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
   Depreciation & Amortization             488           602           1,792
   Non-cash expenses and services
   paid by issuance of common stock          0             0             863
   Increase in Prepaid Expense               0         3,919               0
   (Decrease) in Bank Overdraft         (1,023)            0               0
   (Decrease) Increase in Accounts
   Payable                             (19,156)       10,986         139,908
                                     ---------     ---------     -----------
Net Cash Used by Operating Activities (124,444)     (104,723)       (356,882)

Cash Flows from Investing Activities:
  Purchase of Property and Equipment         0          (960)         (3,263)
  Payments for Intangible Assets        (4,801)      (20,425)        (34,804)
  Payments for Goodwill                      0             0        (269,006)
                                     ---------     ---------     -----------
Net Cash Flows From Investing
Activities                              (4,801)      (21,385)       (307,073)

Cash Flows From Financing Activities:
  Deferred Financing Costs              (5,000)                       (5,000)
  Proceeds from Shareholder Advances   135,800       127,500         338,300
  Proceeds from Issuance of Common Stock     0             0         293,700
  Proceeds from Sale of Warrants             0             0          38,510
  Purchase of stock for Cancellation  (600,000)            0        (600,000)
  Proceeds from Issuance of Notes
   Payable                             600,000             0         600,000
                                     ---------    ----------     -----------
Net Cash Flows from Financing
Activities                             130,800       127,500         665,510
                                     ---------    ----------     -----------
Net Increase (Decrease) in Cash          1,555         1,392           1,555

Beginning Cash Balance                       0         3,702               0
                                     ---------    ----------     -----------
Ending Cash Balance                  $   1,555    $    5,094     $     1,555
                                     =========    ==========     ===========
Supplemental disclosure information:
   Cash paid for interest            $       0    $        0     $         0
   Cash paid for income taxes        $       0    $        0     $         0
                     See accompanying notes

               LIPIDVIRO TECH, INC. AND SUBSIDIARY
                (Formerly Anticline Uranium, Inc.)
                  [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 1 CONDENSED FINANCIAL STATEMENTS
     The accompanying condensed financial statements have been prepared by the company without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission.   In the opinion of management, all
     adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on form 10KSB for the year ended December 31, 2004. The results of operations for the periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS
     Management Compensation - The Company has not paid any cash compensation to any officer or director of the Company. However, in June 2003 the Company issued 3,750 shares of common stock to an officer of the Company for services rendered valued at $113.

     Office Space - The Company has not had a need to rent office space. A shareholder (former officer) of the Company is allowing the Company to use her mailing address, as needed, at no expense to the Company.

     Stock Issuance - In May 2003, in connection with their organization, the Company issued 25,000 shares of their previously authorized but unissued common stock to an officer of the Company as repayment of organization costs of $750 or $0.03 per share.

     Shareholder Advances - During the nine months ended September 30, 2005, shareholders of the Company have advanced $135,800 to the Company to pay operating expenses. As of September 30, 2005, the Company has recorded a liability to shareholders of $338,300. This balance is unsecured, non-interest bearing and is payable on demand.

     Stock Cancellation - During September 2005 the Company acquired 7,875,000 shares of common stock for cancellation from a shareholder for a note payable in the amount of $600,000.

                     LipidViro Tech, Inc.
               (Formerly Anticline Uranium, Inc.)
                 [A Development Stage Company]
       Notes to Unaudited Condensed Financial Statements
                        September 30, 2005


NOTE 3 - GOING CONCERN
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statement do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
     Agreements - In August 2004, the Company signed a one-year agreement for the use of a research facility and staff to conduct research on behalf of the Company and to have a researcher coordinate the activities. The Company agreed to pay up to $600,000 for supplies, facilities a laboratory technician and coordination efforts. From January 31, 2005 through September 30, 2005, the Company has paid a total of $72,000 under this agreement. From the start of this contract the Company had paid a total of $77,000.

     In May 2005, the Company signed a six-month agreement to have a researcher coordinate the research activities. The Company agreed to pay $30,000 for the coordination efforts. Through September 30, 2005, the Company has paid a total of $20,000 under this agreement. During the nine months ended September 30, 2005, the Company also paid an additional $5,000 on a previous contract.

NOTE 5 - NOTES PAYABLE
     On September 30, 2005 the Company issued a note payable for $600,000 to acquire 7,875,000 shares of common stock for cancellation. The note provides for interest at 5% per annum and is due in 48 months. But also provides for an extension of an additional 24 months.

NOTE 6 - SUBSEQUENT EVENTS
     Contracts - In October 2005 the Company entered into a contract to have a researcher coordinate efforts in order to introduce the Company into the European Union. (e.g. Sweden, Norway, and England). The purpose of this is to be able to gain approval to commence clinical trial studies for the Company's treatment of acute ischemic stroke. The researcher received $5,000 in consideration for this during October 2005.

ITEM 2 Management Discussion and Analysis or Plan of Operation

Plan of Operation.
------------------

Overview.
---------

     LipidViro Tech, Inc. is a development-stage biotechnology company engaged in developing drug products, fluid purification processes, and drug production and delivery systems (DPD System). Utilizing the Company's proprietary DPD System, LipidViro is currently developing two products for commercialization: therapeutic treatments for Cardiovascular diseases, and processes to inactivate virus, bacteria and prions producing pathogen-free biological products.

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

     Early research suggests our proprietary technology and process possess a capacity to inactivate pathogens including viruses and infectious prions, and may provide therapeutic treatment for cardiovascular and neurological diseases. While our research is preliminary and incomplete, and will require additional research to verify, it does suggest the potential for multiple products that we believe are worthy of further investigation. Product categories we are evaluating include: (i) processing biologicals for pathogen removal and purification; (ii) developing therapeutics to treat serious infectious diseases; (iii) developing therapeutics for treating lipid associated diseases; and, (iv) developing treatments for cardiovascular, neurological and inflammatory diseases.

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

     Prion Research. During the first fiscal quarter, on March 3, 2005 the Company announced pre-clinical research results which demonstrated the ability to substantially inactivate infectious prion proteins in bovine serum. LipidViro's proprietary technology reduced prion infectivity in bovine serum below the limits of detection by both cell and Western blot assays; two gold standards for prion detection. During the second fiscal quarter, these data were presented at the Meeting of the International Union of Microbiological Societies, San Francisco. Also during the second quarter, we designed and initiated dose-ranging studies to help identify optimal dosages demonstrating prion inactivation. These studies are ongoing. We have applied for NIH funding for our prion studies and associated product development.

     Clinical Trials. During the first fiscal quarter of 2005, we initiated development and design of pre-clinical studies associated with our Cardiovascular and Neurological Platform. During the second fiscal quarter we applied for NIH funding for our first proposed clinical study. During the third fiscal quarter we determined the site for our clinical trial did not provide access to adequate MRI and other diagnostics we felt necessary to conduct the trial. Mobile, outsourced diagnostics were not available with adequate coverage and were found to be prohibitively expensive. As a result, we relocated the clinical trial to a facility with full diagnostic capabilities required for the trial. Relocation requires amendment and re-application of the NIH grant for funding which will delay potential NIH funding of the trial. Our present objective is to initiate a 20 patient pilot study during the first fiscal quarter of 2006, followed by a 100 patient study that may be expanded to a multi-site clinical trial.

     Intellectual Property. We have filed for patent protection covering our LVT3 drug production and delivery technology and, our GEN-1, GEN-2 GEN-3 and GEN-4H drug delivery devices, and for proprietary applications utilized by our process.

ITEM 3 CONTROLS AND PROCEDURES

    As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

     In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

     On April 18, 2005, the Company executed a Securities Purchase Option Agreement (the "Agreement") with Lombard, Inc. ("Lombard"), whereby it purchased for $1.00, an option to acquire 7,875,000 shares of our common stock, for a period of 48 months from the date of the Agreement, for a purchase price of $600,000.

     On September 30, 2005, the 7,875,000 shares were acquired and immediately returned to treasury, reducing the Company's issued and outstanding shares from 10,031,863 to 2,156,863. Payment was made to the Seller by a note for $600,000 from the Company. The $600,000 note from us bears simple interest of 5% and is payable within 48 months from September 30, 2005, with an allowance from the Seller of an automatic 24 month extension if requested by us. See the 8-KA-1 Current Report dated April 18, 2005, filed with the Securities and Exchange Commission on October 26, 2005. See Item 6.

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

     None; not applicable

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

          31 302 Certification of Kenneth P. Hamik

          32 906 Certification

          (b)  Reports on Form 8-K.

               8-KA-1 Current Report dated April 18, 2005, filed with the Securities and Exchange Commission on October 26, 2005.

                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LIPIDVIRO TECH, INC.


Date:                                By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik
                                     President, CFO and Director