Form 10QSB/A
period 2005-09-30
LIPIDVIRO TECH INC
filed 2005-11-16
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-1


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
                                            --------------

This 10QSB is being amended to include the signature date, which was omitted on the original 10QSB.

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

                                     LIPIDVIRO TECH, INC.


Date: 11/14/2005                     By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik