Form 10KSB
period 2005-12-31
LIPIDVIRO TECH INC
filed 2006-04-21
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005
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

                         LIPIDVIRO TECH, INC.
                         --------------------
       (Former name and former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:   None.
Name of Each Exchange on Which Registered:                       None.
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common stock.

     Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Issuer is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes     No X
                                          ---   ---

     State Issuer's revenues for its most recent fiscal year: December 31, 2005 - $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of April 17, 2006, the non-affiliate ownership had an aggregate market value of $2,103.32, based upon 2,103,318 shares of common voting stock of the Issuer being held by non-affiliates. There is no "established trading market" for the Issuer's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

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
                                                  Yes  X   No
                                                      ---    ---

                 Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             April 17, 2006

                     17,264,037 shares common stock
                     14,280,000 Class A Warrants
                     13,965,000 Class B Warrants

                    Documents Incorporated by Reference

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

For a discussion of the business development of Lipidviro Tech, Inc., ("our Company" or "we," "our," "us" or words of similar import) for the years ended December 31, 2004, and 2003, see our 10-KSB Annual Reports for the years then ended, filed April 14, 2005, and April 14, 2004, respectively, with the Securities and Exchange Commission, and which are incorporated herein by this reference. See Part III, Item 13.

Business Developments for the year ended December 31, 2005.
-----------------------------------------------------------

     On April 18, 2005, we executed a Securities Purchase Option Agreement (the "Agreement") with Lombard, Inc. ("Lombard"), whereby we purchased for $1.00, an option to acquire 55,125,000 post-split shares of our common stock, for a period of 48 months from the date of the Agreement, for a purchase price of $600,000.

     On September 30, 2005, the 55,125,000 shares were acquired and immediately returned to treasury, reducing our issued and outstanding shares from 70,223,041 to 15,098,041. Payment was made to the Seller by a note for $600,000 from the Company. The $600,000 note from us bears simple interest of 5% and is payable within 48 months from September 30, 2005, with an allowance from the Seller of an automatic 24 month extension if requested by us. See
Part III, Item 13 of this Report.

Business Developments subsequent to the year ended December 31, 2005.
---------------------------------------------------------------------

     On February 8, 2006, we offered a presentation of our OSAB Therapeutic Platform for treatment of Cardiovascular disease, includingIschemic Brain Stroke. Details of the presentation may be found in ourwebsite at www.lipidviro.com, or for additional information, see our 8-K Current Report that was filed with the Securities and Exchange Commission on February 9, 2006. See Part III, Item 13.

     We declared a stock dividend on our common stock, payable to common stock shareholders of record as of the close of business on April 17, 2006. The dividend required a mandatory exchange of stock certificates. The dividend was seven (7) shares of common stock payable for every issued and outstanding share of common stock, subject to the mandatory exchange. Therefore, for example, if a holder owned a round lot of 100 shares, he, she or it would receive 700 shares in total after the mandatory exchange. The payment date for the stock dividend was April 18, 2006, subject to the mandatory exchange of certificates. All computations in this Annual Report take into account this one (1) for seven (7) dividend. For additional information, see our Press Release filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission April 7, 2006. See Part III, Item 13.

     We extended the Warrant Exercise period on our Class A and B Warrants to June 30, 2008. That will allow owners of our Class A and B Warrants to Exercise Warrants between June 1, 2006 and June 30, 2008. The expanded Warrant Exercise period provides Warrant owners greater flexibility to convert their Warrants to common stock. For additional information, see our Press Release that was filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission on April 17, 2006. See Part III, Item 13.

Business.
---------

     Overview.
     ---------

     LipidViro Tech, Inc. (OTCBB: LVRO) is an early-stage biotechnology company engaged in research and commercial development of two primary platforms: d-OSAB Therapy, a treatment targeting cardiovascular disease and stroke; and PathPure, a purification process for production of pathogen-free biologics.

     LipidViro d-OSAB Therapy is a new, re-engineered doseable form of a traditional therapy known as OSAB-uc for uncontrolled dosing. The traditional OSAB-uc cannot be commercialized due to poor, immeasurable dosing, but has generated a lengthy, multi-year safety profile demonstrating safety and non-toxicity in over 5 million treatments delivered to more than 350,000 patients.

     Proprietary technology developed and exclusively owned by LipidViro Tech produces the only doseable OSAB therapy, known as d-OSAB. During mid-2006 LipidViro is scheduled to commence a 100 patient Phase IIa study, treating patients who have suffered an ischemic brain stroke with LipidViro d-OSAB Therapy.

Risk Factors.
-------------

     If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.
----------------------------------

     For the twelve months ended December 31, 2005, we incurred a net loss of approximately $172,193, and from inception of exploration stage through December 31, 2005, we have incurred an accumulated deficit of approximately $577,822. We expect to continue to incur losses for the foreseeable future as we continue funding for pre-clinical research and other activities related to operations, research and development. Should we seek to develop products that require regulatory approval to sell the products, the regulatory process will take a number of years and will require significant amounts of capital.

     As of December 31, 2005, we had cash, cash equivalents and short-term investments equal to approximately $0. We require immediate financing to provide sufficient working capital for our research and development activities for the next year. For these operational and research and development activities, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

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

     Our technology, and hence, our business, at present is limited to evaluating the capacity of LVT3 and our proprietary process to inactivate pathogens including virus and prions, and treat different cardiovascular diseases.
---------

     Accordingly, if our technology does not prove to be safe or effective, or if we otherwise fail to receive regulatory approval for our potential product indications, our business prospects would be significantly harmed and we could cause be required to cease operations.

     Our pre-clinical studies may be delayed or unsuccessful.
     --------------------------------------------------------

     Our future success depends in large part upon the results of pre-clinical studies designed to evaluate the capacity of LVT3 and our proprietary process to inactivate pathogens including virus and prions, and treat different cardiovascular diseases, so that we can select potential products for commercial development. The ultimate results of pre-clinical studies cannot be predicted with accuracy and may be impacted by many variables. We cannot be sure whether planned pre-clinical research will begin on time or will be completed on schedule or at all. Delay or failure to complete pre-clinical studies may delay or prevent us from identifying potential products for commercial development, which would materially harm our business. For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation, because we are unable to secure financing of operations and research.

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

     Existing stockholders may experience substantial dilution.
     ----------------------------------------------------------

     In connection with the LipidViro-Utah Reorganization Agreement, we are obligated to issue additional shares of common stock in the event 14,280,000 "A" warrants and 13,405,000 "B" like warrants are exercised, which will have the effect of diluting the ownership of our stockholders. In addition, we require immediate financing which if funded through equity financings, would further dilute existing stockholders.

     Risks related to our stock ownership and controlling shareholders.
     ------------------------------------------------------------------

     A small number our shareholders own in excess of 50% of our outstanding voting securities. These shareholders may have individual interests that are different from new investors or management, and will be able to exercise significant control over matters requiring stockholder approval. This could include the election of directors who in turn elect all officers and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

     The public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330 or 1-202-551-8090. The securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

     Small Business Issuer.
     ----------------------

     The Securities and Exchange Commission's integrated disclosure system for small business issuers, which was adopted in Release No. 34-30968 and became effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer. We are a small business issuer.

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

Estimate of Amount Spent on Research and Development Activities.
----------------------------------------------------------------

     We spent $86,749 in research and development costs during the period from January 1, 2005 through December 31, 2005, through LipidViro-Utah.

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

          We have outsourced our clinical research to independent laboratory facilities in which our primary pre-clinical research is conducted. These laboratory facilities have available, and include equipment and laboratory personnel necessary to conduct our anticipated pre-clinical research during the fiscal year 2006.

          We have negotiated a one-year agreement for the use of these research facilities, associated staff and a research coordinator to conduct these activities. The new research agreement signed August 19, 2004, allowed us to pay up to $600,000 for supplies, facilities, a laboratory technician and coordination efforts running through the end of fiscal year 2005; the facilities are still available to us but are not being utiliized. The overall project design will be oriented toward investigations that may lead to a potential in vitro, ex vivo or in vivo process, drug or other therapeutic modality that resides within the proprietary scope of our patented technology.

     Consultants. Whenever possible, we have utilized unpaid consultants to perform certain functions of our business, including, but not limited to: business development, product development, strategic planning, corporate structuring, patent and intellectual property strategies, research, drug development and, equipment development. No cash, stock or compensation of any kind has been paid or promised to any unpaid consultant. During the fiscal year 2006, we expect to continue to utilize unpaid consultants whenever possible to maintain low overhead expenses. In the event there are no unpaid consultants available to assists us, we are able to manage all of our operational aspects without the assistance of any such unpaid consultants.

     As of December 31, 2005, no board member or officer has received any cash compensation from our Company. Once our Company is better capitalized, we plan on creating a compensation plan with benefits, intended to assist in attracting and retaining qualified officers and personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel.

Offices, Research Facilities.
----------------------------

     We own no real estate and do not lease office space for management and administrative functions. All administrative functions are conducted from home-based offices located in the homes of our officers and employees. We have not had a need to rent office space and have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from the home-based offices of our officers and employees during fiscal year 2006. There is no expense to us for these home based offices other than incidental offices supplies. At some point, we may require additional office space requiring rental expense, but we do not anticipate any such need during fiscal year 2006.

     We have outsourced our clinical research to independent laboratory facilities in which our primary pre-clinical research is conducted. Once we have more financing, these laboratory facilities have available, and include equipment and laboratory personnel necessary to conduct our anticipated pre-clinical research during the fiscal year 2006.

Item 2.  Description of Property.
         ------------------------

     We own no office space, research facilities or real estate; we have no need or anticipated need to lease office space or any real estate to conduct our operations in the near future or during fiscal 2006. We have outsourced our research by contracting independent research facilities to conduct our research, negating the need to rent or lease research facilities and research equipment. We conduct all administrative and managerial functions from the home-based offices of our officers and employees. At some point in the future, we may require additional office space and our own research facilities that would necessitate rental or lease expenses. We do not anticipate any such need for these offices or research facilities during fiscal year 2005. (See "Offices, Research Facilities" above)

Item 3.  Legal Proceedings.
         ------------------

     We are not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency; also, no director, executive officer or "affiliate" is party to any action with an interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of our security holders during the calendar year covered by this Annual Report or during the two previous calendar years; however, we did file an Information Statement that was mailed to our shareholders on July 23, 2003, and filed with the Securities and Exchange Commission on July 23, 2003, that notified our shareholders that persons owning a majority of our outstanding voting securities had approved amendments to our Articles of Incorporation to increase our authorized capital and provide that the Board of Directors could change the name of our Company without stockholder approval. Our Definitive Information Statement is incorporated herein by reference.

                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
---------------------------------------------------------

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

     Set forth below are the high and low closing bid prices for our common stock for each quarter of 2005 and 2004. These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the fourth quarter of 2002.


Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------
January 3, 2005 through
March 31, 2005                  $1.21             $1.07

April 1, 2005 through
June 30, 2005                   $1.21             $1.07

July 1, 2005 through
September 30, 2005              $1.07             $1.07

October 1, 2005 through
December 31, 2005               $1.07             $0.71

January 2, 2004 through
March 31, 2004                  $0.043            $0.029

April 1, 2004 through
June 30, 2004                   $1.14             $0.036

July 1, 2004 through
September 30, 2004              $1.07             $1.07

October 1, 2004 through
December 31, 2004               $1.07             $1.07

All quotes have been adjusted for the 7 for 1 forward split.

Holders.
--------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 1,629. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends.
----------

     We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future.
There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Resales of Restricted Securities, Use of Proceeds of Registered Securities
--------------------------------------------------------------------------

Sales of Unregistered Securities During the Past Three Years.
------------------------------------------------------------
                                           Number
Name                       Date          of Shares        Consideration
----                       ----          ---------        -------------
Various                     5/03           175,000               $0.0043

Various                     5/03        13,405,000               $0.0071

Various                     6/03        55,125,000               $0.0043

Various                     6/03            26,250               $0.0043

LipidViro-Utah              1/04         1,491,784      Reorganization

Benedente Holding, LLC    4/3/06         1,400,000      Financing Services

Geribald LLC              4/3/06           616,000      Consulting Services

Janette Diller-Stone      4/3/06           150,003      Financing Services

Kenneth P. Hamik          4/3/06           175,000      Class A Warrants for
                                                        Management services in
                                                        2006

Geribald, LLC             4/3/06           560,000      Class A Warrants
                          4/3/06           560,000      Class B Warrants for
                                                        technology consulting
                                                        services

Chris Chapman             4/3/06           140,000      Class A Warrants for
                                                        Clinical Trial
                                                        consulting services

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

Use of Proceeds of Registered Securities.
-----------------------------------------

     There were no proceeds received during the calendar year ended December 31, 2005, for the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     Except as indicated under the heading "Business Developments for the year ended December 31, 2005," above, there were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     In March, 2003, our Board of Directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" with a maximum of 10,500,000 shares of common stock reserved for issuance under the plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.
Our Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At December 31, 2005, total awards available to be granted from the Plan amounted to 10,500,000.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Overview.
---------

     LipidViro Tech, Inc. (OTCBB: LVRO) is an early-stage biotechnology company engaged in research and commercial development of two primary platforms: d-OSAB Therapy, a treatment targeting cardiovascular disease and stroke; and PathPure, a purification process for production of pathogen-free biologics.

     LIPIDVIRO d-OSAB THERAPY.
     -------------------------

     During fiscal 2005,we began commercial development of d-OSAB Therapy. LipidViro d-OSAB is a new, re-engineered doseable form of a traditional therapy we have descriptively named OSAB-uc for uncontrolled dosing. The traditional OSAB-uc cannot be commercialized due to poor, immeasurable dosing, but has generated a lengthy, multi-year safety profile demonstrating safety and non-toxicity in over 5 million treatments delivered to more than 350,000 patients. Proprietary technology developed and exclusively owned by us produces the only doseable OSAB therapy, known as d-OSAB.

     d-OSAB Treatment.
     -----------------

     LipidViro d-OSAB uses a small volume of the patient's blood which is removed and treated to turn on or activate signals in specific cells to induce apoptosis. The treated blood is returned to the patient intravenously, where the patient's body recognizes the activated cells and responds by releasing natural chemicals known as anti-inflammatory cytokines. Research suggests OSAB Therapy causes blood vessels to relax and expand (vasorelaxation, vasodilation) and triggers a powerful anti-inflammatory response.

     Pre-clinical and clinical research suggests OSAB Therapy may provide benefit to patients suffering from a variety of cardiovascular diseases including Chronic Heart Failure and Ischemic Brain Stroke, two diseases with few viable treatment options.

     d-OSAB Platform.
     ----------------

     We have leveraged our core d-OSAB platform to pursue commercial development of two therapeutics; d-OSABibs, targeting Ischemic Brain Stroke, and d-OSABchf, targeting Chronic Heart Failure. The potential annual market for successful treatment of these two diseases exceeds $23 billion in the United States alone. During mid-2006, we are scheduled to commence a 100 patient Phase IIa study, treating patients who have suffered an ischemic brain stroke with LipidViro d-OSABibs Therapy.

LIPIDVIRO d-OSABibs THERAPY
Targeting Ischemic Brain Stroke.
--------------------------------

     Stroke Statistics.
     -----------------

     Stroke is the second leading cause of death worldwide, responsible for
4.4 million or nine percent of deaths each year, and is the leading cause of disability in the U.S., affecting more than 4 million people. Stroke is the No. 3 cause of death in the United States. Annually, stroke strikes more than 700,000 persons in the U.S., and 1,000,000 persons in the EU.

     According to 2005 American Heart Association statistics, 7.6 percent of Ischemic stroke patients die within 30 days; 25% die within one year; and more than 50% of surviving patients have permanent disabilities that require nursing home or other long-term care. Annual U.S. direct and indirect treatment costs for stroke are estimated at $43 billion per year.

     Ischemic Brain Stroke   Background.
     -----------------------------------

     While inflammation is a natural response to acute injury, the consequences during stroke are often deadly. Ischemic Brain Stroke is typically the result of a blocked blood vessel which deprives surrounding brain tissue of blood and oxygen. The reduced blood supply, known as ischemia, is responsible for the name Ischemic Brain Stroke.

     In the absence of adequate blood supply, brain cells send out signals eliciting an acute inflammatory response. The resulting inflammation and accumulation of fluids are known as edema. During brain stroke, inflammation and edema serve to choke off and further reduce blood flow to already compromised brain tissue, and are believed to be major contributory factors causing irreversible brain damage and death.

     A central goal in treating Ischemic Brain Stroke is to limit the duration of ischemia and restore blood flow to the compromised area. This may be accomplished by reducing inflammation and edema using LipidViro d-OSABibs.

     One drug, tPA, is approved for treatment of Ischemic Brain Stroke; however, tPa is not believed to address inflammation or edema and may have severe limitations for use.

     Ischemic Brain Stroke - Approved Drugs.
     ---------------------------------------

     Tissue Plasminogen Activator (tPA). tPA is a 'clot-busting'
(thrombolytic) drug manufactured by Genentech, approved by the FDA for treatment of stroke in 1995. The drug works by dissolving the blood clot; tPA does not address inflammation or edema. When administered within three hours of stroke, reported results include improvement in clinical outcomes at three months.

tPA Beleived Drawbacks. Patients are only eligible for tPA during a three hour window from time of stroke; tPA use after three hours causes bleeding in the brain (hemorrhage) which may prove fatal. Consequently, approximately 6% of U.S. stroke patients and less than 1% of EU stroke patients utilize tPA treatment. The EU has taken a position against tPA use as treated patients experience significantly higher mortality rates with one in 15 experiencing brain hemorrhage.

Pre-Clinical and Clinical Studies.
----------------------------------

     Results of Ischemia and Stroke Treated with OSAB-uc.
     ----------------------------------------------------

     Published studies report OSAB-uc (OSAB-uncontrolled dosing) causes an anti-inflammatory and vasodilatory response sufficient to dramatically improve blood flow to ischemic tissue. Multiple published clinical studies report success treating ischemic tissue with OSAB-uc. Multiple investigators over four decades report safety and non-toxicity using OSAB-uc in humans, including a review of 5 million+ treatments to 384,775 patients.

     One unpublished study (Wasser et al.) reports case histories of patients who suffered a brain stroke and subsequently received OSAB-uc. Results included rapid recovery from paralysis, cognitive deficit and slurred speech. Sophisticated diagnostics and controls were not available in this study, necessitating study repetition.

     LipidViro Phase IIa Stroke Study.
     ---------------------------------

     During mid-2006, we are scheduled to commence a Phase IIa study treating patients who have suffered Ischemic Brain Stroke. The trial enrolls 100 patients not eligible for tPA treatment. The trial is randomized, double-blinded, placebo-controlled and employs a Contract Research Organization for protocol compliance, data management and quality assurance.

     Market Size.
     ------------

     Should d-OSABibs demonstrate safely and efficacy treating ischemic brain stroke, we estimate the total potential U.S. and E.U. market size based on projected treatment costs and stroke statistics. Based on revenue from 16 treatments at $300/treatment for therapy, $200/treatment for disposables and using annual American Heart Association Stroke statistics, we estimate the total annual market for d-OSABibs in the U.S at $5.6 billion, and for the EU $8.0 billion.

LIPIDVIRO d-OSABchf THERAPY
Targeting Chronic Heart Failure (CHF).
--------------------------------------

     CHF Statistics.
     ---------------

     In North America, Chronic Heart Failure (CHF) affects more than 5 million people and is associated with more than 300,000 deaths each year. The cost of medical care, primarily resulting from repeat hospitalization, is estimated to exceed $27 billion annually. Chronic inflammation is recognized as an underlying pathology contributing to the development and progression of Chronic Heart Failure.

     Chronic Heart Failure Background.
     ---------------------------------

     CHF is a debilitating condition in which the heart's ability to function as a pump is impaired. CHF is most frequently the result of coronary artery disease or hypertension. Patients with CHF experience a continual decline in their health, resulting in increased frequency of hospitalization and premature death.

     Relevant Clinical Studies.
     --------------------------

     In November 2005, Vasogen (NASDAQ NM: VSGN) concluded a pivotal Phase III trial for treatment of Chronic Heart Failure using a therapy that removes a small volume of blood, exposes the blood to three stressors to induce apoptotic cells, then re-injects the stressed blood. The study enrolled 2400 patients in 174 sites in North American and Europe. U.S. sites included the Texas Heart Center, Baylor School of Medicine and the Cleveland Clinic.

     Results of the Vasogen Phase II CHF study demonstrated four significant findings:

     * Treated patients showed improvement in the New York Heart Association functional classification by at least one class. This is significant as CHF patients typically deteriorate and do not improve.

     * Survival analysis showed treated patients experienced a reduction in mortality by 87%.

     * Hospitalization was reduced by 61%. Hospitalization of CHF patients represents the largest single cost of treating CHF patients, estimated at more than $19 billion annually in the U.S. Reduced hospitalization rates would represent significant savings in CHF treatment costs.

     * Statistically significant improvement in ECGs (electrocardiograms) of treated patients as compared to the placebo group; results suggest a reversal in CHF-associated cardiac deterioration.

The study reported no adverse reactions associated with the therapy. Endpoint results of Vasogen's multi-site pivotal Phase III CHF trial are anticipated in Q2 2006.

     d-OSAB Therapy also uses a small volume of the patient's blood which is removed and stressed to turn on or activate signals in specific cells to induce apoptosis. Primary objectives of LipidViro research during 2006 include establishing technical equivalence and/or superiority to Vasogen's CHF therapeutic approach.

     Market Size.
     -----------

     Should d-OSABchf demonstrate safety and efficacy treating chronic heart failure, we estimate the total potential U.S. and E.U. market size based on projected treatment costs and stroke statistics. Based on revenue from 16 treatments at $300/treatment for therapy, $200/treatment for disposables and using 2005 annual American Heart Association CHF statistics, we estimate the total annual market for d-OSABchf in the U.S. at $17.6 billion, and for the EU $19.2 billion.

     Comparison of LipidViro d-OSAB and Triple-Stressor Therapy.
     -----------------------------------------------------------

     A therapy we have descriptively named Triple-Stressor Therapy ("TST") is utilized by our competitor. TST and d-OSAB are similar as they both seek to activate cells with stressors to induce apoptosis, then re-infuse the treated blood to treat cardiovascular disease by addressing inflammation. We believe a comparison of these approaches suggest a number of advantages offered by LipidViro d-OSAB.

     The Treatment.
     --------------

     Both TST and OSAB remove a volume of blood which is then treated with stressors; TST uses three different stressors, while d-OSAB uses one. The precise mechanism of both therapies remains under investigation. Current evidence suggests specific cells that are exposed to stress, then reinfused, result in suppression of inflammatory cytokines and promotion of anti-inflammatory cytokines. Both TST and d-OSAB are reportedly able to cause this effect.

     Potential Advantages of LipidViro d-OSAB vs. TST.
     -------------------------------------------------

     1. Larger Dose; Proportional Dose. Published TST studies report using approximately 10cc of blood per treatment, while LipidViro d-OSAB may use 5cc to 6000cc of blood per treatment. Consequently, d-OSAB is able to deliver a larger dose when required. Furthermore, d-OSAB dosing is easily tailored to a patient's body mass index (BMI), allowing for proportional treatment to patient size.

     2. Measured vs. Unknown Dose. TST technology appears to measure the amount of stressors delivered but not the amount of oxidative stressor utilized or absorbed by the treated blood; LipidViro d-OSAB precisely identifies the dose of stressor utilized. This may be significant for two reasons:

          i. Overstressed cells may become necrotic, a form of cellular death resulting in an inflammatory response when re-injected rather than an anti-inflammatory response. The precise dose-delivery technology utilized by LipidViro d-OSAB was engineered to provide the optimal dose of stressor to induce apoptosis without overstressing cells causing necrosis.

          ii. To attain final marketing approval, we believe the FDA may require precise identification of the dose of all stressors utilized or absorbed by the treated blood. In short, our technology does this, while it would appear the TST technology does not.

     3. IM vs. IV. TST studies report re-injecting approximately 10cc of treated blood intramuscularly (IM); LipidViro d-OSAB re-infuses larger volumes of blood intravenously (IV), with the flexibility to also re-infuse IM should this route of administration demonstrate clinical advantage.

     IM injections of more than 1-2cc are very painful, which can conceivably limit the maximum deliverable dose to the patient. IV re-infusion of d-OSAB involves minimal patient discomfort and allows rapid delivery of significantly larger volumes of treated blood which may result in a more rapid patient response. Rapid response is mandatory in acute conditions such as ischemic brain stroke.

     Separate clinical studies treating Peripheral Arterial Disease (PAD) using IV administered OSAB-uc and IM administered TST may provide insight between IV and IM administration. While these studies involve many criteria that preclude direct side-by-side comparison, it is interesting to note patients treated with IV OSAB-uc reported a wider range of statistical improvements than IM treated TST patients. These data support justification for further study.

     4. Flexible vs. Fixed Device Design. The proprietary technology used in d-OSAB is able to produce treatment doses ranging from 5cc to 6000cc. The TST technology used in recent clinical trials appears to be limited in the ability to significantly increase the 10cc dose without re-engineering the equipment or treatment. This design difference may translate into a significant reduction in future development costs and allow LipidViro to generate multiple therapeutics from the d-OSAB platform.

LIPIDVIRO PATHPURE
Purification of Biologicals Background.
---------------------------------------

     LipidViro PathPure is a purification process for production of pathogen-free biologics. Biologics include animal and human-derived blood, plasma, sera, proteins, and cell concentrates. The risk of viral and prion contamination is a feature common to all biologicals whose production involves the use of animal or human origin materials. Contamination of a biological may arise from the source material, e.g. cell banks of animal origin, human blood, human or animal tissues, or as adventitious agents introduced by the production process, including for example, the use of animal sera in cell culture. Other examples of products at risk for pathogen contamination include:

     * Products derived from in-vitro culture of cell lines of human or animal origin;
     * Products derived from in-vivo culture of cells or from organs or tissues of human or animal origin; and
     * Products derived from blood and fractionates thereof, urine or other biological fluids of human or animal origin.

     Research reports a number of biologicals administered to humans have been contaminated with viruses and prions. In several instances, the transmission of disease due to contamination was only identified many years after the product had been introduced into the market because contamination occurred prior to recognition and understanding of the infectious agent. The primary cause of biological-derived disease transmissions has been contamination of the starting or source materials. Viral contamination examples include Yellow Fever vaccine, which was contaminated by Avian Leucosis Virus by virtue of its production in naturally infected hen eggs. SV40 was a contaminant of poliovirus and adenovirus vaccines prepared in the 1950's. These vaccines were developed on primary cultures of kidney cells obtained from Rhesus monkeys which naturally harbored a clinically undetectable infection of SV40. In addition, viruses present in human plasma, e.g., HIV and HCV, have contaminated blood products while human growth hormone extracted from the pituitaries of cadavers and transfusion of blood products have been implicated in the transmission of the infectious prion protein.

     Prions.
     -------

     Infectious prions are the pathogen responsible for causing Mad Cow Disease and a similar fatal brain wasting disease in humans known as Creutzfeldt-Jakob disease. The FDA has banned import and restricted use of a number of animal and human derived biologics including bovine sera due to threat of prion contamination. There is no approved process to inactivate prions.

     Research Choices.
     -----------------

     The pathogens selected for study are chosen first to resemble, as closely as possible, pathogens which would typically contaminate the biological media being considered, and secondly to represent as wide a range of physico-chemical properties as possible in order to test the ability of the system to eliminate viruses in general. Generally, a process used for purifying biologics of viruses must demonstrate an ability to inactivate a full spectrum of different viruses, including: retroviruses, small and large, lipid-enveloped DNA and RNA viruses, and small and large DNA and RNA non-enveloped viruses. Where two similar viruses are available for our viral inactivation studies, either because of their equal resemblance to possible contaminates, or similarities in their properties, it is preferred to study the virus considered to be more resistant. Where available, viruses which can be grown to a high titer (concentration) will be selected, although this may not always be possible.

     The different pathogens chosen to represent the range of pathogens we study require different assay methodologies to demonstrate inactivation. These infectivity assays may involve plaque formation, detection of other cytopathic effects such as syncytia or foci formation, end point titrations (e.g. TCID50 assays), detection of virus antigen synthesis or other methods. Generally, the assay method chosen for different viruses will be selected based on a high level of relative sensitivity and reproducibility and will be performed in sufficient replicates and controls to ensure adequate statistical accuracy of the results.

     Pre-Clinical Studies.
     --------------------

     Pre-clinical studies utilizing the LipidViro PathPure Platform have demonstrated in vitro inactivation of prions and a variety of viruses to levels below detection. Specifically, during 2004, we released pre-clinical research results of studies that utilized LVT3 and our GEN-2 technology. The results demonstrated substantial inactivation of four different infectious viruses, including: a DNA and a RNA virus, both with simple lipid envelopes; a DNA virus with a complex lipid envelope; and, a small, non-enveloped virus. The research was sponsored by us and conducted by an independent laboratory. The studies were performed in a variety of biological media chosen to represent potential candidates for commercial products. We are encouraged by these results, as a demonstration of antiviral efficacy in four differently structured viruses suggests a broad spectrum antiviral capacity, with the ability to inactivate multiple families of viruses structured similarly to those studied.

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

2005 Research & Product Development.
------------------------------------

     Overview.
     --------

     Our product development research program is designed to evaluate our proprietary technologies. We utilize the results of our pre-clinical research studies to identify potential products. Each potential product is ranked for development priority based on our assessment of the product's prospects for commercial success. As a result we have selected two platforms for continued research and commercial development; our d-OSAB platform which targets therapeutics for treatment of human disease; and, our PathPure purification platform for production of pathogen-free biologics.

     PathPure - Biological Purification Platform.
     --------------------------------------------

     During the first fiscal quarter 2005, we initiated discussion for development of a commercial bio-fluid purification process with several commercial bio-fluid manufacturers. During the second fiscal quarter 2005, we commenced collaboration with a commercial sera manufacturer to develop a bovine sera product that can be labeled free of prion infectivity. This project includes evaluation of sera bio-function post-treatment and design of validation studies in cooperation with the USDA. These steps may be characterized as due diligence on behalf of the sera manufacturer, who has committed product and resources to the project.

     Prion Research.
     ---------------

     During the first fiscal quarter, on March 3, 2005, we announced pre-clinical research results which demonstrated the ability to substantially inactivate infectious prion proteins in bovine serum. Our proprietary technology reduced prion infectivity in bovine serum below the limits of detection by both cell and Western blot assays; two gold standards for prion detection. During the second fiscal quarter, these data were presented at the Meeting of the International Union of Microbiological Societies, San Francisco. Also during the second quarter, we designed and initiated dose-ranging to help identify optimal dosages demonstrating prion inactivation. The continuation of this project depends on receipt of grant funds. We have applied for NIH funding for our prion studies and associated product development and are actively seeking other development opportunities for our PathPure platform.

     LipidViro d-OSAB Platform.
     --------------------------

     Ischemic Brain Stroke Clinical Trial. During the first fiscal quarter of 2005, we initiated development and design of pre-clinical studies associated with our Cardiovascular and Neurological Platforms. During the second fiscal quarter we applied for NIH funding for our first proposed clinical study treating Ischemic Brain Stroke patients with d-OSABibs. During the third fiscal quarter, we determined the site for our clinical trial did not provide access to adequate MRI and other diagnostics we deemed necessary to conduct the trial. Mobile, outsourced diagnostics were not available with adequate patient coverage and were found to be prohibitively expensive. As a result, we have relocated the clinical trial to a facility with full diagnostic capabilities required for the trial. Relocation requires amendment and re-application of the original NIH grant which will delay potential NIH funding of this trial. Our present objective is to initiate a 20 patient pilot study during mid-2006, followed by a 100 patient study that may be expanded to a multi-site clinical trial.

     Intellectual Property.
     ----------------------

     During 2005, we filed for patent protection covering the d-OSAB technology platform, PathPure platform and for proprietary applications utilized by these platforms.

2005 Twelve Month Operational Plan and 2006 Milestones.
-------------------------------------------------------

     During 2005, we accomplished certain milestones set out one year ago in our operational plan. Our 2005 Operational plan called for further development of our Drug Production and Delivery System; further development of our Gas-Fluid Exchange Devices; testing of the combined system, developing intellectual property covering our technology, identification and selection of products for commercial development, corporate development and financing.

     Product Development.
     --------------------

     We accomplished our product development objectives by developing two platforms which we believe can produce multiple commercial products; specifically, the d-OSAB Platform and the PathPure Platform. From the d-OSAB platform, we identified two therapeutics for continued research, development and commercialization; d-OSABibs for treatment of ischemic brain stroke, and d-OSABchf for treatment of chronic heart failure. We advanced development of our d-OSAB platform by designing a clinical trial treating Ischemic Brain Stroke patients with d-OSABibs; selecting a site to conduct the d-OSABibs trial; and selecting primary investigators to manage the trial.

     Technology Development & Intellectual Property.
     -----------------------------------------------

     During fiscal 2005, we further refined our basic technology, including refinement of our Gas-Fluid Exchange Device and Drug Production and Delivery System, with the objective of creating commercially marketable products. We supplemented our intellectual property program to include coverage of our product and technology development programs.

     Corporate Development and Financing.
     ------------------------------------

     During 2005, we continued to finance operations from investor loans. We elected to maintain low cost, streamlined management operations until we execute financing sufficient to support additional management positions required for NASDAQ SC or AMEX listing requirements.

2006 Milestones and Operational Plan.
-------------------------------------

     Corporate Development. Our corporate operations objectives for 2006 include financing operations, establishing corporate governance sufficient to apply for NASDAQ SM cap or AMEX listing and developing and implementing a public relations strategy to enhance shareholder liquidity and value.

     Scientific Agenda. Our scientific agenda for 2006 includes initiation of our d-OSABibs clinical trial treating patients who have suffered an Ischemic Brain Stroke, currently slated to commence in mid-2006; design of pre-clinical studies for d-OSABchf Therapy targeting commercialization of a therapeutic for treatment of Chronic Heart Failure; design and execution of validation studies for our PathPure platform; and, identification of additional product targets for our PathPure platform.

     Technology Development. Our technology agenda for 2006 includes: commercial development of our Gas-Fluid Exchange Device and Drug Production and Delivery System, including application for CE mark in the European Union and developing and implementing programs for quality control and quality assessment for our d-OSAB platform.

     Financing. We require immediate financing to fund operations for the next 12 months, including our described technology and corporate development and scientific agenda. During fiscal year 2006, we will attempt to raise $3-7 million dollars from equity, debt and grants, which we believe will sufficiently sustain our projected operations through the end of fiscal 2007. We will attempt to raise additional money from the exercise of our Class A and B warrants during June 2006. If fully exercised, these warrants could raise an additional $28 million. We do not have sufficient cash on hand to finance our current plan of operation. Since inception, debt and equity financing have funded all operations including research expenses. We expend and will likely continue to expend substantial funds to complete our research, development and operational objectives. To fund these operations, we will consider all options available. Consequently, now and on an ongoing basis we will consider raising capital through collaborative arrangements, strategic alliances, research grants or equity and debt financings or from other sources.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which our Company conducts business; legislation or regulatory requirements; conditions of the securities markets; the development of products that may be superior to the products developed by our Company; competition; changes in the quality or composition of our Company's products; our ability to develop new products; our ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

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

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)

                   DECEMBER 31, 2005 CONSOLIDATED
                        FINANCIAL STATEMENTS

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)




                         TABLE OF CONTENTS

                                                                    PAGE
                                                                  --------

Report of Independent Registered Public Accounting Firm               1

Consolidated Balance Sheet, December 31, 2005                         2

Consolidated Statements of Operations, For the Years Ended
December 31, 2005 and 2004 and For the Period From Inception
On May 6, 2003 Through December 31, 2005                              3

Consolidated Statement of Stockholders' Equity, For the Period
From Inception On May 6, 2003 Through December 31, 2005               4

Consolidated Statements of Cash Flows, For the Years Ended
December 31, 2005 and 2004 and For the Period From Inception
On May 6, 2003 Through December 31, 2005                              5

Notes to the Consolidated Financial Statements                     6 - 16

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
LIPIDVIRO TECH INC. AND SUBSIDIARY
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Lipidviro Tech Inc. and Subsidiary [a development stage company] as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on May 6, 2003 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lipidviro Tech Inc. and Subsidiary [a development stage company] as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on May 6, 2003 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

April 11, 2006
Salt Lake City, Utah

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEET


                               ASSETS

                                                              December 31,
                                                                  2005
                                                              ------------
CURRENT ASSETS:
 Cash                                                         $          -
                                                              ------------
  Total Current Assets                                                   -

PROPERTY AND EQUIPMENT, net                                          2,217

OTHER ASSETS:
 Definite-life intangible assets                                    32,102
 Goodwill                                                          290,317
                                                              ------------
   TOTAL ASSETS                                               $    324,636
                                                              ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank overdraft                                               $        441
 Accounts payable                                                  161,665
 Shareholder loans                                                 343,301
                                                              ------------
  Total Current Liabilities                                        505,407

LONG-TERM LIABILITIES:
 Related party accrued interest                                      7,562
 Related party note payable                                        600,000
                                                              ------------
  Total Liabilities                                              1,112,969
                                                              ------------

STOCKHOLDERS' EQUITY:
 Common stock, $0.001 par value, 150,000,000 shares
 authorized, 15,098,034 shares issued and outstanding               15,098
 Capital in excess of par value                                   (225,609)
 Deficit accumulated during the development stage                 (577,822)
                                                              ------------
  Total Stockholders' Equity                                      (788,333)
                                                              ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    324,636
                                                              ============
                                  2
The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Period
                                           For the          From Inception
                                          Year ended        On May 6, 2003
                                         December 31,          Through
                                    ----------------------   December 31,
                                       2005        2004          2005
                                    ----------  ----------  --------------
                                                (Restated)    (Restated)
REVENUE                             $        -  $        -  $            -

OPERATING EXPENSES:
 General and administrative             54,227      73,099         207,483
 Research and development               86,749     175,387         327,694
                                    ----------  ----------  --------------
  Total Operating Expenses             140,976     248,486         535,177
                                    ----------  ----------  --------------
LOSS BEFORE OTHER INCOME (EXPENSE)    (140,976)   (248,486)       (535,177)

OTHER INCOME (EXPENSES):
 Interest income                             -          23              23
 Related party interest expense        (31,217)    (10,368)        (42,668)
                                    ----------  ----------  --------------
  Total Other Income (Expense)         (31,217)    (10,345)        (42,645)
                                    ----------  ----------  --------------
LOSS BEFORE INCOME TAX EXPENSE        (172,193)   (258,831)       (577,822)

CURRENT INCOME TAX EXPENSE                   -           -               -

DEFERRED INCOME TAX EXPENSE                  -           -               -
                                    ----------  ----------  --------------
NET INCOME (LOSS)                   $ (172,193) $ (258,831) $     (577,822)
                                    ==========  ==========  ==============
LOSS PER COMMON SHARE               $    (0.00) $    (0.00) $        (0.01)
                                    ==========  ==========  ==============
                                  3
The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (RESTATED)

            FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003
                     THROUGH DECEMBER 31, 2005


                                                                 Deficit
                                                               Accumulated
                                 Common Stock      Capital in  During the
                             --------------------  Excess of   Development
                               Shares     Amount   Par Value      Stage
                             ----------  --------  ----------  -----------
BALANCE, May 6, 2003                  -  $      -  $        -  $         -

Issuance of 175,000 shares of
common stock for payment of
organization costs of $750,
or approximately $0.0043 per
share, May 2003                 175,000       175         575            -

Issuance of 13,405,000 units,
each consisting of one share
of common stock, one class A
warrant and one class B
warrant, for cash of $95,960,
or approximately $0.0072 per
unit, May 2003               13,405,000    13,405      82,555            -

Issuance of 55,125,000 shares
of common stock for cash of
$236,250, or approximately
$0.0043 per share, June 2003 55,125,000    55,125     181,125            -

Issuance of 26,250 shares of
common stock for services
valued at $113, or
approximately $0.0043 per
share, June 2003                 26,250        26          87            -

Capital contribution                  -         -       1,083            -

Net loss for the period ended
December 31, 2003                     -         -           -     (146,798)
                             ----------  --------  ----------  -----------
BALANCE, December 31, 2003   68,731,250  $ 68,731  $  265,425  $  (146,798)

Issuance of 1,491,784 shares
of common stock to purchase
minority interest valued at
$21,311, or approximately
$0.0143 per share, January
2004                          1,491,784     1,492      19,819            -

Capital contribution                  -         -      10,368            -

Net loss for the year ended
December 31, 2004                     -         -           -     (258,831)
                             ----------  --------  ----------  -----------
BALANCE, December 31, 2004   70,223,034    70,223     295,612     (405,629)

Repurchased and cancelled
55,125,000 shares of common
stock for cash of $1 and a
$600,000 note payable, or
approximately $0.0109 per
share, September 2005       (55,125,000)  (55,125)   (544,876)           -

Capital contribution                  -         -      23,655            -

Net loss for the year ended
December 31, 2005                     -         -           -     (172,193)
                             ----------  --------  ----------  -----------
BALANCE, December 31, 2005   15,098,034  $ 15,098  $ (225,609) $  (577,822)
                             ==========  ========  ==========  ===========
                                  4
The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Period
                                           For the          From Inception
                                          Year ended        On May 6, 2003
                                         December 31,          Through
                                    ----------------------   December 31,
                                       2005        2004          2005
                                    ----------  ----------  --------------
                                                (Restated)    (Restated)
Cash Flows from Operating Activities:
 Net income (loss)                  $ (172,193) $ (258,831) $     (577,822)
 Adjustments to reconcile net income
 (loss) to net cash used by
 operating activities:
  Depreciation                             666         607           1,458
  Imputed interest expense              23,655      10,368          35,106
  Non-cash expenses paid by issuance
  of common stock                            -           -             750
  Non-cash services paid by issuance
  of common stock                            -           -             113
  Changes in assets and liabilities:
   Decrease in prepaid expense               -       3,919               -
   Increase in accounts payable          2,602     132,676         161,665
   Increase in related party accrued
   interest                              7,562           -           7,562
                                    ----------  ----------  --------------
    Net Cash Used by Operating
    Activities                        (137,708)   (111,261)       (371,168)
                                    ----------  ----------  --------------
Cash Flows from Investing Activities:
 Payments for property and equipment      (412)       (960)         (3,675)
 Payments for definite-life
 intangible assets                      (2,098)    (30,004)        (32,102)
 Payments for goodwill                       -           -        (269,006)
                                    ----------  ----------  --------------
    Net Cash Used by Investing
    Activities                          (2,510)    (30,964)       (304,783)
                                    ----------  ----------  --------------
Cash Flows from Financing Activities:
 Increase (decrease) in bank
 overdraft                                (582)      1,023             441
 Proceeds from shareholder loans       142,800     137,500         345,300
 Payments on shareholder loans          (2,000)          -          (2,000)
 Proceeds from issuance of common
 stock                                       -           -         293,700
 Proceeds from sale of warrants              -           -          38,510
                                    ----------  ----------  --------------
    Net Cash Provided by Financing
    Activities                         140,218     138,523         675,951
                                    ----------  ----------  --------------
Net Increase (Decrease) in Cash              -      (3,702)              -

Cash at Beginning of Period                  -       3,702               -
                                    ----------  ----------  --------------
Cash at End of Period               $        -  $        -  $            -
                                    ==========  ==========  ==============

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                          $        -  $        -  $            -
  Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the period from inception on May 6, 2003 through December 31, 2005:
  In 2005, the Company recorded imputed interest expense on shareholder loans of $23,655 with an offsetting capital contribution.

  In September 2005, the Company repurchased and cancelled 55,125,000 shares of common stock for cash of $1, which was paid by a shareholder, and a $600,000 note payable.

  In 2004, the Company recorded imputed interest expense on shareholder loans of $10,368 with an offsetting capital contribution.

  In January 2004, the Company issued 1,491,784 shares of common stock as part of a downstream merger (See Note 2).

  In 2003, the Company recorded imputed interest expense on shareholder loans of $1,083 with an offsetting capital contribution.

  In June 2003, the Company issued 26,250 shares of common stock for services valued at $113.

  In May 2003, the Company issued 175,000 shares of common stock as payment of organization costs of $750.

                                  5
The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - LipidViro Tech, Inc. ("Parent") was organized under the laws of the State of California on October 19, 1954 as Anticline Uranium, Inc. In October 2001, Parent changed its domicile from California to Nevada by merging with and into a wholly-owned subsidiary with the same name with the Nevada entity being the surviving entity. In January 2004, Parent changed its name to LipidViro Tech, Inc. On June 24, 2003, Subsidiary acquired 95.9% of the outstanding stock of Parent pursuant to a Share Purchase Agreement. The agreement called for Subsidiary to pay $65,718 to former shareholders of Parent for 35,000,000 shares of Parent's common stock wherein Parent became a 95.9% owned subsidiary of Subsidiary (See Note 3). On January 14, 2004, Parent issued 68,731,250 shares of its common stock for all 9,818,750 outstanding shares of Subsidiary's common stock wherein Subsidiary became a wholly owned subsidiary of Parent in a transaction which has been accounted for as a downstream merger (See Note 2). Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to June 24, 2003 have been eliminated. The financial statements reflect the operations of Subsidiary from its inception.

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

Consolidation - The consolidated financial statements include the accounts of Parent and Parent's wholly-owned Subsidiary. All intercompany transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments   The carrying values of bank overdraft
and accounts payable approximate fair value due to the short maturity of these instruments. The carrying values of shareholder loans and related party debt approximate fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment   The Company records property and equipment at cost
and uses straight-line depreciation methods. Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of December 31, 2005, the Company had capitalized a total of $3,242 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the period from inception on May 6, 2003 through December 31, 2005.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the period from inception on May 6, 2003 through December 31, 2005.

Research and Development - Research and development costs are expensed as incurred.

Minority Interest - From June 24, 2003 through January 14, 2004, Subsidiary owned 95.9% of Parent. The net loss of Parent applicable to the non-controlling minority interest was not allocated to the minority interests as there was no obligation of the non-controlling minority interests to share in such losses. On January 14, 2004, Subsidiary acquired the minority interest in a downstream merger (See Note 2).

Reclassification   Certain amounts in prior-year financial statements have
been reclassified for comparative purposes to conform with presentation in the current-year financial statements.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary (See Note 2) and to reflect a 1-for-100 reverse stock split that Parent effected on October 4, 2001, a 4-for-1 forward stock split that Parent effected on December 31, 2001, and a 7-for-1 forward stock split that Parent effected on April 18, 2006 [See Note 7].

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154,
"Accounting Changes and Error Corrections   a replacement of APB Opinion
No. 20 and FASB Statement No. 3", SAFS No. 155, "Accounting for Certain
Hybrid Financial Instruments   an amendment of FASB Statements No. 133 and
140", and SFAS No. 156, "Accounting for Servicing of Financial Assets   an
amendment of FASB Statement No. 140", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DOWNSTREAM MERGER

On January 14, 2004, Subsidiary acquired the minority interests in Parent and Subsidiary was reorganized as a subsidiary of Parent in a transaction in which Parent issued 68,731,250 shares of its common stock in exchange for all 9,818,750 outstanding shares of Subsidiary's common stock. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary. The Company recorded goodwill of $21,311 as a result of the downstream merger. The financial statements reflect the operations of Subsidiary from its inception. As part of the downstream merger, Parent issued 13,405,000 Class A warrants and 13,405,000 Class B warrants to replace similar warrants of Subsidiary. Parent also cancelled 35,000,000 shares of its common stock which had previously been owned by Subsidiary.

NOTE 3 - ACQUISITION OF 95.9% OF LIPIDVIRO TECH, INC.

On June 24, 2003, Subsidiary acquired 95.9% of the outstanding stock of Parent pursuant to a Share Purchase Agreement. The agreement called for Subsidiary to pay $65,718 to former shareholders of Parent for 35,000,000 shares of Parent's common stock wherein Parent became a 95.9% owned subsidiary of Subsidiary. The agreement also called for Subsidiary to advance an additional $203,282 to pay costs associated with the acquisition and to reduce the liabilities of Parent. The acquisition closed June 24, 2003 and has been accounted for as a purchase of Parent. The Company recorded goodwill of $269,006 as a result of the acquisition. The financial statements reflect the operations of Parent from June 24, 2003.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

                                                 Estimated    December 31,
                                                Useful Lives      2005
                                                ------------  ------------

Office equipment                                   5 years    $        433
Website                                            5 years           3,242
                                                              ------------
                                                                     3,675
Less accumulated depreciation                                       (1,458)
                                                              ------------
Net Property and Equipment                                    $      2,217
                                                              ------------

Depreciation expense for the years ended December 31, 2005 and 2004 was $666 and $607, respectively.

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

                                                 Estimated    December 31,
                                                Useful Lives      2005
                                                ------------  ------------
Pending Patent Applications                          N/A      $     32,102
                                                              ------------
                                                                    32,102
Less accumulated amortization                                            -
                                                              ------------
Net Definite-life Intangible Assets                           $     32,102
                                                              ------------

The Company's definite-life intangible assets consist only of pending patent applications. Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, the related costs will be expensed immediately.

NOTE 6 - GOODWILL
                                                            For the Period
                                           For the          From Inception
                                          Year ended        On May 6, 2003
                                         December 31,          Through
                                    ----------------------   December 31,
                                       2005        2004          2005
                                    ----------  ----------  --------------
Goodwill at beginning of period     $  290,317  $  269,006  $            -

Goodwill from the acquisition of
95.9% of Parent                              -           -         269,006

Goodwill from the acquisition of
the minority interests in Parent             -      21,311          21,311
                                    ----------  ----------  --------------
Goodwill at end of period           $  290,317  $  290,317  $      290,317
                                    ----------  ----------  --------------

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 150,000,000 shares of common stock with a par value of $0.001.

In September 2005, the Company repurchased and cancelled 55,125,000 shares of common stock for cash of $1 and a $600,000 note payable, or approximately $0.0109 per share.

In January 2004, the Company issued 1,491,784 shares of common stock to the former shareholders of Subsidiary as part of a downstream merger (See Note
2).

In June 2003, the Company issued 26,250 shares of common stock to an officer for services rendered valued at $113, or approximately $0.0043 per share.

In June 2003, the Company issued 55,125,000 shares of common stock for cash of $236,250, or approximately $0.0043 per share.

In May 2003, the Company issued 13,405,000 units. Each unit consisted of one share of common stock, one Class A warrant, and one Class B warrant. The units were issued for cash of $95,960, or approximately $0.0072 per unit.

In May 2003, the Company issued 175,000 shares of common stock to an officer as payment of organization costs of $750, or approximately $0.0043 per share.

Stock Splits   On April 18, 2006, Parent effected a 7-for-1 forward stock split (See Note 13). On December 31, 2001, Parent effected a 4-for-1 forward stock split. On October 4, 2001, Parent effected a 1-for-100 reverse stock split. The financial statements for all periods presented have been restated to reflect these stock splits.

Class A Warrants - In May 2003, the Company issued 13,405,000 Class A Warrants for cash of $19,255, or approximately $0.0014 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $0.71 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants were only exercisable during June 2006. In April 2006, the Company extended the exercise period through June 30, 2008 (See Note 13). At December 31, 2005, none of these warrants had been exercised, forfeited, or cancelled.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

Class B Warrants - In May 2003, the Company issued 13,405,000 Class B Warrants for cash of $19,255, or approximately $0.0014 per warrant, as part of a private placement offering. The warrants vested immediately and are exercisable at $1.43 per share. The warrants were originally exercisable for two years. In August 2003, the Company changed the exercise period so the warrants were only exercisable during June 2006. In April 2006, the Company extended the exercise period through June 30, 2008 (See Note 13). At December 31, 2005, none of these warrants had been exercised, forfeited, or cancelled.

Stock Option Plan - In March 2003, the Board of Directors of Parent approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share, but the Company has not granted any options. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-statutory grants or stock issuances. The Board of Directors also sets the exercise price for options granted. The option terms are not to exceed ten years from the option grant date. At December 31, 2005, total awards available to be granted from the Plan amounted to 10,500,000 shares.

NOTE 8 - INCOME TAXES

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:
                                                              December 31,
                                                                  2005
                                                              ------------
Deferred tax assets:
 Organization costs                                           $         67
 Research and development equipment                                  1,894
 Net operating loss carryforwards                                  115,603
                                                              ------------
Total deferred tax assets                                     $    117,564

Deferred tax liabilities:
 Patent application costs                                     $      6,180
 Depreciation                                                          192
                                                              ------------
Total deferred tax liabilities                                $      6,372

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Total deferred tax assets                                     $    117,564
Total deferred tax liabilities                                      (6,372)
Valuation allowance                                               (111,192)
                                                              ------------
Net deferred tax asset (liability)                            $          -

These amounts have been presented in the financial statements as follows:
 Current deferred tax asset (liability)                       $          -
 Non-current deferred tax asset (liability)                              -
                                                              ------------
                                                              $          -

At December 31, 2005, the Company has net operating loss carryforwards of approximately $601,000 available to offset future taxable income and expiring beginning in 2023 through 2025. The Company has experienced losses since inception and has not yet generated any revenues; therefore, the Company has established a valuation allowance of $111,192 to offset the net tax assets from the net operating loss carryforwards.

The income tax provision consists of the following components:
                                                            For the Period
                                           For the          From Inception
                                          Year ended        On May 6, 2003
                                         December 31,          Through
                                    ----------------------   December 31,
                                       2005        2004          2005
                                    ----------  ----------  --------------
Current income tax expense (benefit):
 Federal                            $        -  $        -  $            -
 State                                       -           -               -
                                    ----------  ----------  --------------
                                    $        -  $        -  $            -

Deferred income tax expense (benefit):
 Federal                            $        -  $        -  $            -
 State                                       -           -               -
                                    ----------  ----------  --------------
                                    $        -  $        -  $            -

Net income tax expense (benefit) charged to operations:
 Federal                            $        -  $        -  $            -
 State                                       -           -               -
                                    ----------  ----------  --------------
                                    $        -  $        -  $            -

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to income (loss) before income tax rates as follows:
                                                            For the Period
                                           For the          From Inception
                                          Year ended        On May 6, 2003
                                         December 31,          Through
                                    ----------------------   December 31,
                                       2005        2004          2005
                                    ----------  ----------  --------------
Income (loss) before income taxes   $ (172,193) $ (258,831) $     (577,822)
Expected combined federal and state
income tax rate                          20.0%       20.0%           20.0%
                                    ----------  ----------  --------------
Expected income tax expense
(benefit) at statutory rates           (34,438)    (51,766)       (115,564)
Federal benefit of state taxes           1,291       1,941           4,334
Tax effect of:
 Meals and entertainment                    34           4              38
 Organization costs                        (29)        (29)             67
 Research and development equipment       (825)        171           1,894
 Patent costs                             (404)     (5,776)         (6,180)
 Depreciation                              (88)        (77)           (192)
 Net deferred tax liability change       1,345       5,711           4,410
 Change in valuation allowance          33,114      49,821         111,193
                                    ----------  ----------  --------------
Net income tax expense (benefit)    $        -  $        -  $            -

NOTE 9 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the years ended December 31, 2005 and 2004, respectively, shareholders of the Company loaned $142,800 and $137,500 to the Company and the Company repaid loans totaling $2,000 and $0. At December 31, 2005, the Company owes a total of $343,301 to the shareholders. The loans bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the years ended December 31, 2005 and 2004, respectively, the Company imputed interest expense of $23,655 and $10,368.

Note Payable   In September 2005, the Company issued a 5% $600,000 note
payable to repurchase common stock (See Note 7). The note and accrued interest are all due in September 2009. During the years ended December 31, 2005 and 2004, respectively, interest expense on the note payable amounted to $7,562 and $0.

Stock Repurchase   In September 2005, the Company repurchased and cancelled
55,125,000 shares of common stock for cash of $1 and a $600,000 note payable (See Note 7).

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

Stock Issuance - In May 2003, the Company issued 175,000 shares of common stock to an officer of the Company as payment of organization costs of $750 (See Note 7).

Management Compensation - The Company has not paid any cash compensation to any officer or director of the Company. However, in June 2003, the Company issued 26,250 shares of common stock to an officer of the Company for services rendered valued at $113 (See Note 7).

Office Space - The Company has not had a need to rent office space. A shareholder (former officer) of the Company is allowing the Company to use her mailing address, as needed, at no expense to the Company.

NOTE 10 - GOING CONCERN

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2005, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.
There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                            For the Period
                                           For the          From Inception
                                          Year ended        On May 6, 2003
                                         December 31,          Through
                                    ----------------------   December 31,
                                       2005        2004          2005
                                    ----------  ----------  --------------
Loss available to common
shareholders (numerator)            $ (172,193) $ (258,831) $     (577,822)

                                    ----------  ----------  --------------

Weighted average number of common
shares outstanding (denominator)    56,328,513  70,165,971      62,392,904

                                    ----------  ----------  --------------

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE (Continued)

At December 31, 2005 and 2004, the Company had 13,405,000 Class A warrants and 13,405,000 Class B warrants outstanding which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 12   RESTATEMENT

In preparing these financial statements, the Company discovered that (1) interest had not been imputed on shareholder loans and (2) pending patent applications were being amortized. The restatement had the following effects on the amounts presented herein:
                                   Statement of Operations for the Year
                                          Ended December 31, 2004
                                 -----------------------------------------
                                    Before         After
                                  Restatement   Restatement   Difference
                                 ------------- ------------- -------------
Research and development         $    175,902  $    175,387  $       (515)
Total operating expenses              249,000       248,486          (514)
Loss before other income (expense)   (249,000)     (248,486)          514
Related party interest expense              -       (10,368)      (10,368)
Total other income (expense)               23       (10,345)      (10,368)
Loss before income tax expense       (248,977)     (258,831)       (9,854)
Net income (loss)                    (248,977)     (258,831)       (9,854)
Loss per common share                   (0.00)        (0.00)            -

                                  Statement of Operations For the Period
                                   From Inception On May 6, 2003 Through
                                             December 31, 2005
                                 -----------------------------------------
                                    Before         After
                                  Restatement   Restatement   Difference
                                 ------------- ------------- -------------
Research and development         $    328,209  $    327,694  $       (515)
Total operating expenses              535,691       535,177          (514)
Loss before other income (expense)   (535,691)     (535,177)          514
Related party interest expense        (31,217)      (42,668)      (11,451)
Total other income (expense)          (31,194)      (42,645)      (11,451)
Loss before income tax expense       (566,885)     (577,822)      (10,937)
Net income (loss)                    (566,885)     (577,822)      (10,937)
Loss per common share                   (0.01)        (0.01)            -

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13   SUBSEQUENT EVENTS

Stock Split   On April 18, 2006, Parent effected a 7-for-1 forward stock split by dividend. The financial statements for all periods presented have been restated to reflect the stock split.

Common Stock Issuance   In April 2006, the Company issued 2,166,003 shares
of common stock.

Extended Warrant Exercise Period   In April 2006, the Company extended the
exercise period for Class A and Class B Warrants through June 30, 2008.

Warrant Issuance   In April 2006, the Company issued 875,000 Class A
Warrants and 560,000 Class B Warrants.

Commitments   In February 2006, the Company signed a research agreement
that requires payment of $5,000 per month for two years and issuance of 616,000 shares of common stock, 560,000 Class A Warrants, and 560,000 Class B Warrants. The common stock and warrants were issued in April 2006 and are included in the figures above.

In April 2006, the Company signed a clinical trail consulting service agreement, whereby 140,000 Class A Warrants were issued and are included in the figures above.

In February 2006, the Company signed a research agreement that requires payment of $3,000 per month for six months.

In February 2006, the Company signed a research agreement that requires payment of $2,080 per month for six months.

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

Item 8(b).  Other.
------------------

     On February 8, 2006, we offered a presentation of its OSAB Therapeutic Platform for treatment of Cardiovascular disease including Ischemic Brain Stroke. Details of the presentation may be found at the our website www.lipidviro.com or for additional information, see our 8-K Current Report that was filed with the Securities and Exchange Commission February 9, 2006. See Part III, Item 13.


     In February 2006, we signed a research agreement that requires payment of $5,000 per month for two years and issuance of 616,000 shares of our common stock, 560,000 Class A Warrants and 560,000 Class B Warrants.

     In February 2006, we additionally signed a research agreement that requires payment of $3,000 per month for six months.

     In February 2006, we also signed a research agreement that requires payment of $2,080 per month for six months.

     We declared a stock dividend on our common stock, payable to common stock shareholders of record as of the close of business on April 17, 2006. The dividend required a mandatory exchange of stock certificates. The dividend was seven (7) shares of common stock payable for every issued and outstanding share of common stock, subject to the mandatory exchange. Therefore, for example, if a holder owned a round lot of 100 shares, he, she or it would receive 700 shares in total after the mandatory exchange. The payment date for the stock dividend was April 18, 2006, subject to the mandatory exchange of certificates. All computations in this Annual Report take into account this one (1) for seven (7) dividend. For additional information, see our Press Release filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission April 7, 2006. See Part III, Item 13.

     We extended the Warrant Exercise period on our Class A and B Warrants to June 30, 2008. That will allow owners of our Class A and B Warrants to Exercise Warrants between June 1, 2006 and June 30, 2008. The expanded Warrant Exercise period provides Warrant owners greater flexibility to convert their Warrants to common stock. For additional information, see our Press Release that was filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission on April 17, 2006. See Part III, Item 13.

     In April 2006, we issued 2,166,003 shares of common stock, and we issued 875,000 Class A Warrants and 560,000 Class B Warrants.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers for the calendar year ended December 31, 2005, and to the date hereof. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.
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

Business Experience.
--------------------

     Kenneth P. Hamik, President, CEO and a director. Mr. Hamik is 46 years of age. Kenneth P. Hamik has over 20 years of management and consulting experience across a wide range of markets: healthcare, media/entertainment, consumer products, Internet, education, financial services, telecommunications, energy, electronics/computers, air travel and auto manufacturing. He was featured in the January 2000 cover article of Consumer Reports on future product trends, in an MSN article on future career paths and recently headed a team to manage Charles Schwab electronic relationship management strategies. Before joining LipidViro, he served as Vice President of Marketing & Strategy at Triple Aught, Inc., a Berkeley, California based energy technology & engineering start-up company. Mr. Hamik completed his Masters of Science work at the University of Houston's Studies of the Future program. He also has a B.S. Degree from the University of Nebraska.

Significant Employees.
----------------------

     LipidViro has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

     There are no family relationship.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On April 18, 2005, a Schedule 13(d) was filed by Benedente LLC regarding their acquisition of 893,000 pre-dividend shares of Lipidviro. On April 3, 2006, Benedente was issued an additional 1,400,000 post-dividend shares. We have been advised that Benedente will file the forms required within 10 days of the filing of this Annual Report.

     All owners of our common stock who are either management or own 5% or more of out outstanding stock have advised us that they will file the required forms within 10 days of the filing of this Annual Report.

Audit Committee.
----------------

     We have not adopted an Audit Committee due to the fact that our Company is a development stage company and has generated no revenues from operations. However, we do plan in the next fiscal year to adopt and have an Audit Committee.

Code of Ethics.
---------------

     We have adopted a Code of Ethics for our President and Chief Executive Officer which was filed as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004. See Part III Item 13.

Compensation Committee.
-----------------------

     We have not established a Compensation Committee because we believe that our one member Board of Directors is able to effectively manage the issues normally considered by a Compensation Committee.

Nominating and Corporate Governance Committee.
----------------------------------------------

     We have not established a Nominating and Corporate Governance Committee because we believe that our one member Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     No compensation was paid to any director or executive officer during fiscal 2005 or 2004.

Stock Option Plan.
------------------

     In March, 2003, the Board of Directors approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan") with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan. The Plan provides for both the direct award of shares and for the grant of options to purchase shares. Our Board of Directors has authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors. Under the Plan, Our Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. Our Board of Directors also sets the exercise price for options granted. The option terms are not to exceed 10 years from the option grant date. At December 31, 2005, total awards available to be granted from the Plan amounted to 10,500,000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who beneficially own more than five percent of our common stock as of the date of December 31, 2005 and the date of this Report:

                                                 Number of Shares
                                                Beneficially Owned
Name and Address                           12/31/05(1)         Today(2)
----------------                          ----------------------------
B'Chesed, LLC(3)                          2,275,000  15.1%   2,275,000  13.0%

Benedente Holdings, LLC(4)                8,701,000  57.6%  10,101,000  57.9%

Keith Keyser                              1,162,469   7.7%   1,162,469   6.7%

SleepyLion, LLC(5)                        2,275,000  15.1%   2,275,000  13.0%

Total                                    14,413,469  95.5%  15,134,469  90.6%

(1) Based on 15,098,034 common shares outstanding as of December 31, 2005, taking into account the seven (7) for one (1) dividend.

(2) Based on 17,264,037 common shares and 175,000 Class A Warrants issued to management, for a total outstanding as of April 17, 2006, of 17,439,037, after the seven (7) for one (1) dividend.

(3)  B'Chesed, LLC is a Wyoming Limited Liability Corporation.

(4) Benedente Holdings, LLC is a Wyoming Limited Liability Corporation. Steve Keyser is manager and majority shareholder of Benedente Holdings, LLC.

(5)  SleepyLion, LLC is a Wyoming Limited Liability Corporation.   Keith
Keyser is manager and majority shareholder of SleepyLian, LLC.

Security Ownership of Management.
---------------------------------

The following table sets forth the shareholdings of our directors and executive officers as of December 31, 2005 and the date of this report:

                                                 Number of Shares
                                                Beneficially Owned
Name and Address                           12/31/05(1)         Today(2)
----------------                          ----------------------------
Kenneth P. Hamik                             26,250 .17%     201,250(4) 1.15%

All Directors and
Executive Officers as a
group

(1) Based on 15,098,034 common shares outstanding as of December 31, 2005, taking into account the seven (7) for one (1) dividend.

(2) Based on 17,264,037 common shares and 175,000 Class A Warrants held by management, for a total outstanding as of April 17, 2006, of 17,439,037, after the seven (7) for one (1) dividend.

(3) 26,250 shares of common stock in the name of Kenneth P. Hamik, plus 175,000 Class A Warrants that are immediately exerciseable.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar years ended December 31, 2005, and 2004, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     During the years ended December 31, 2005, and 2004, respectively, shareholders of our Company loaned $142,800 and $137,500 to us, and we repaid loans totaling $2,000 and $0. At December 31, 2005, we owe a total of $343,301 to these shareholders. The loans bear no interest and are due on demand; however, we are imputing interest at 8% per annum. During the years ended December 31, 2005, and 2004, respectively, we imputed interest expense of $23,655 and $10,368.

     On April 18, 2005, we executed a Securities Purchase Option Agreement (the "Agreement") with Lombard, Inc. ("Lombard"), whereby we purchased for $1.00, an option to acquire 55,125,000 shares of our common stock, for a period of 48 months from the date of the Agreement, for a purchase price of $600,000. The Agreement was attached, to the initially filed Current Report and is incorporated herein by reference. See Item 9.01. On September 30, 2005, the 55,125,000 shares were acquired and immediately returned to treasury, reducing our issued and outstanding shares from 70,223,041 to 15,098,041. Payment was made to the Seller by a note for $600,000 from the Company. The $600,000 note from us bears simple interest of 5% and is payable within 48 months from September 30, 2005, with an allowance from the Seller of an automatic 24 month extension if requested by us.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2005, and 2004, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2005, and 2004, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     LipidViro-Utah may have been deemed to have been our parent at December 31, 2005.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar years ended December 31, 2005 and 2004, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of us, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

8-K Current Report dated February 1, 2005, regarding a Press Release, filed February 1, 2005.

8-K Current Report dated March 3, 2005, regarding a Press Release, filed March 3, 2005.

8-K Current Report dated April 18, 2005, regarding the Stock Purchase Option Agreement, as amended, filed May 4, 2005, and October 26, 2005, respectively.

8-K Current Report dated February 8, 2006, regarding a Press Release, filed February 9, 2006.

8-K Current Report dated April 6, 2006, regarding a Press Release, filed April 7, 2006.

8-K Current Report dated April 13, 2006, regarding a Press Release, filed April 14, 2006.

8-K Current Report dated April 17, 2006, regarding a Press Release, filed April 17, 2006.

Exhibits
--------

Exhibit
Number               Description
------               -----------
3.1(i) Original Articles of Incorporation of the Company filed with the State of California on October 25, 1954*

3.1(ii) Certificate of Amendment to original Articles of Incorporation filed with and accepted by the California Secretary of State on August 9, 2001 (eliminating all distinctions between Class A and Class B shares and creating but one class of common stock, increasing the authorized number of shares issuable to 50,000,000, and reducing the par value per common capital share from 10 cents to one mill or $0.001 per share)*

3.1(iii) Articles of Incorporation of the Company's wholly owned Nevada subsidiary filed with the Nevada Secretary of State on August 31, 2001 (by operation of law, these Articles comprise the Company's current Articles of Incorporation as a result of the merger transaction) and the August 31, 2001 Certificate of Acceptance of Appointment by Resident Agent*

3.1(iv) Articles of Merger filed with and accepted by both the States of Nevada and California (including the Agreement and Plan of Merger as Exhibit "A" thereto) by which the merger between the parent California corporation and its wholly owned Nevada subsidiary became effective under both Nevada and California law on October 4, 2001*

3.2       By-laws of Anticline--Nevada, the survivor in the merger*

14          Code of Ethics**

31          302 Certification of Kenneth P. Hamik

32          906 Certification

* Attached to our 10-SB12G Registration Statement filed on March 1, 2002, and incorporated herein by reference.

* As amended in our Definitive Information Statement filed July 23, 2003, by increasing the authorized shares and changing our name.

** Attached to our 10KSB Annual Report for the year ended December 31, 2004, and incorporated herein by reference.

     Exhibit 14               Code of Ethics

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2005, and December 31, 2004:

     Fee category              2005     2004
     ------------              ----     ----

     Audit fees              $8,421     $11,629

     Audit-related fees      $    0     $     0

     Tax fees                $1,450     $ 1,562

     All other fees          $    0     $     0

     Total fees              $9,871     $13,191

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

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LIPIDVIRO TECH, INC.


Date: 4/21/2006                        By/s/Kenneth P. Hamik
      -------------                      -------------------
                                         Kenneth P. Hamik
                                         President, Chief Executive Office and
                                         Director


     In accordance with the Exchange Act, this Annual Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Date: 4/21/2006                        By/s/Kenneth P. Hamik
     -------------                       ----------------------
                                         Kenneth P. Hamik
                                         President, Chief Executive
                                         Officer and Director