Form 10QSB
period 2006-03-31
LIPIDVIRO TECH INC
filed 2006-05-15
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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
                                            --------------

     Check whether the Issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X  No           (2)  Yes X  No

     Indicate by check mark whether the Issuer is a shell company (as
defined by Rule 12b-2 of the Exchange Act)  Yes    No X

             Applicable Only to Issuers Involved in Bankruptcy
                Proceedings During the Preceding Five Years

     Not applicable.

     Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes X   No

                   Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: May 8, 2006 - Common Voting Stock - 17,264,037 shares.

     Transitional Small Business Disclosure Format (Check one):  Yes    No  X

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)

             MARCH 31, 2006 UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)




                         TABLE OF CONTENTS

                                                                    PAGE
                                                                  --------

Condensed Consolidated Balance Sheets, March 31, 2006 and
December 31, 2005                                                     1

Condensed Consolidated Statements of Operations, For the Three
Months Ended March 31, 2006 and 2005 and For the Period From
Inception On May 6, 2003 Through March 31, 2006                       2

Condensed Consolidated Statements of Cash Flows, For the Three
Months Ended March 31, 2006 and 2005 and For the Period From
Inception On May 6, 2003 Through March 31, 2006                       3

Notes to the Condensed Consolidated Financial Statements            4 - 9

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                               ASSETS

                                                  March 31,   December 31,
                                                    2006          2005
                                                ------------  ------------
CURRENT ASSETS:
 Cash                                           $      1,917  $          -
 Prepaid assets                                        5,000             -
                                                ------------  ------------
  Total Current Assets                                 6,917             -

PROPERTY AND EQUIPMENT, net                            2,033         2,217

OTHER ASSETS:
 Definite-life intangible assets                      33,331        32,102
 Goodwill                                            290,317       290,317
                                                ------------  ------------
   TOTAL ASSETS                                 $    332,598  $    324,636
                                                ============  ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank overdraft                                 $          -  $        441
 Accounts payable                                    138,129       161,665
 Shareholder loans                                   418,901       343,301
                                                ------------  ------------
  Total Current Liabilities                          557,030       505,407

LONG-TERM LIABILITIES:
 Related party accrued interest                       14,959         7,562
 Related party note payable                          600,000       600,000
                                                ------------  ------------
  Total Liabilities                                1,171,989     1,112,969
                                                ------------  ------------

STOCKHOLDERS' EQUITY:
 Common stock, $0.001 par value, 150,000,000
 shares authorized, 15,864,037 and 15,098,034
 shares issued and outstanding, respectively          15,864        15,098
 Capital in excess of par value                      514,934      (225,609)
 Deficit accumulated during the development
 stage                                            (1,370,189)     (577,822)
                                                ------------  ------------
  Total Stockholders' Equity                        (839,391)     (788,333)
                                                ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    332,598  $    324,636
                                                ============  ============
                                  1
  The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Three       For the Period
                                         Months Ended       From Inception
                                           March 31,        On May 6, 2003
                                    ----------------------      Through
                                       2006        2005     March 31, 2006
                                    ----------  ----------  --------------
REVENUE                             $        -  $        -  $            -

OPERATING EXPENSES:
 General and administrative            116,993      12,315         324,476
 Research and development              660,706       7,295         988,400
                                    ----------  ----------  --------------
  Total Operating Expenses             777,699      19,610       1,312,876
                                    ----------  ----------  --------------
LOSS BEFORE OTHER INCOME (EXPENSE)    (777,699)    (19,610)     (1,312,876)

OTHER INCOME (EXPENSES):
 Interest income                             -           -              23
 Related party interest expense        (14,668)     (4,601)        (57,336)
                                    ----------  ----------  --------------
  Total Other Income (Expense)         (14,668)     (4,601)        (57,313)
                                    ----------  ----------  --------------
LOSS BEFORE INCOME TAX EXPENSE        (792,367)    (24,211)     (1,370,189)

CURRENT INCOME TAX EXPENSE                   -           -               -

DEFERRED INCOME TAX EXPENSE                  -           -               -
                                    ----------  ----------  --------------
NET LOSS                            $ (792,367) $  (24,211) $   (1,370,189)
                                    ==========  ==========  ==============
NET LOSS PER COMMON SHARE           $    (0.05) $    (0.00) $        (0.02)
                                    ==========  ==========  ==============
                                  2
  The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Three       For the Period
                                         Months Ended       From Inception
                                           March 31,        On May 6, 2003
                                    ----------------------      Through
                                       2006        2005     March 31, 2006
                                    ----------  ----------  --------------
Cash Flows from Operating Activities:
 Net loss                           $ (792,367) $  (24,211) $   (1,370,189)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Depreciation                             184         161           1,642
  Imputed interest expense               7,271       4,601          42,377
  Non-cash expenses paid by issuance
  of common stock                            -           -             750
  Non-cash services paid by issuance
  of common stock                      547,145           -         547,258
  Non-cash services paid by grant
  of warrants                          186,893           -         186,893
  Changes in assets and liabilities:
   (Increase) in prepaid assets         (5,000)          -          (5,000)
   Increase (decrease) in accounts
   payable                             (23,536)    (19,038)        138,129
   Increase in related party accrued
   interest                              7,397           -          14,959
                                    ----------  ----------  --------------
    Net Cash Used by Operating
    Activities                         (72,013)    (38,487)       (443,181)
                                    ----------  ----------  --------------
Cash Flows from Investing Activities:
 Payments for property and equipment         -           -          (3,675)
 Payments for definite-life
 intangible assets                      (1,229)     (5,128)        (33,331)
 Payments for goodwill                       -           -        (269,006)
                                    ----------  ----------  --------------
    Net Cash Used by Investing
    Activities                          (1,229)     (5,128)       (306,012)
                                    ----------  ----------  --------------
Cash Flows from Financing Activities:
 Increase (decrease) in bank
 overdraft                                (441)     (1,023)              -
 Proceeds from shareholder loans        75,600      46,500         420,900
 Payments on shareholder loans               -           -          (2,000)
 Proceeds from issuance of common
 stock                                       -           -         293,700
 Proceeds from sale of warrants              -           -          38,510
                                    ----------  ----------  --------------
    Net Cash Provided by Financing
    Activities                          75,159      45,477         751,110
                                    ----------  ----------  --------------
Net Increase (Decrease) in Cash          1,917       1,862           1,917

Cash at Beginning of Period                  -           -               -
                                    ----------  ----------  --------------
Cash at End of Period               $    1,917  $    1,862  $        1,917
                                    ==========  ==========  ==============

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                          $        -  $        -  $            -
  Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the three months ended March 31, 2006:
  The Company recorded imputed interest expense on shareholder loans of $7,271 with an offsetting capital contribution.

  The Company granted warrants to pay for services valued at $186,893.

  The Company issued common stock to pay for services valued at $547,145.

 For the three months ended March 31, 2005:
  The Company recorded imputed interest expense on shareholder loans of $4,601 with an offsetting capital contribution.

                                  3
    The accompanying notes are an integral part of these financial statements.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
   NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform with presentation in the current-year financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

                                                 Estimated      March 31,
                                                Useful Lives      2006
                                                ------------  ------------

Office equipment                                   5 years    $        433
Website                                            5 years           3,242
                                                              ------------
                                                                     3,675
Less accumulated depreciation                                       (1,642)
                                                              ------------
Net Property and Equipment                                    $      2,033
                                                              ------------

Depreciation expense for the three months ended March 31, 2006 and 2005 was $184 and $161, respectively.

NOTE 3 - CAPITAL STOCK

Common Stock - In February and March 2006, the Company issued 766,003 shares of common stock to consultants for services valued at $547,145, or approximately $0.7143 per share.

Class A Warrants - In January 2006, the Company granted 105,000 Class A warrants for services valued at $22,930, or approximately $0.2184 per warrant.

Of the warrants, 35,000 vested immediately and the remaining 70,000 vest as services are rendered through June 30, 2006. At March 31, 2006, 35,000 of the remaining warrants had vested.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
   NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK (Continued)

In February 2006, the Company granted 175,000 Class A warrants for services valued at $38,198, or approximately $0.2183 per warrant. The warrants vest as services are rendered through January 31, 2007. At March 31, 2006, 29,167 of the warrants had vested.

In February 2006, the Company granted 560,000 Class A warrants for services valued at $122,232, or approximately $0.2183 per warrant. The warrants vested immediately.

Class B Warrants - In February 2006, the Company granted 560,000 Class B warrants for services valued at $43,008, or $0.0768 per warrant. The warrants vested immediately.

During the three months ended March 31, 2006 and 2005, respectively, share-based payments resulted in expenses of $186,893 and $0.

The fair value of each warrant is estimated on the grant date using the Black-Scholes option pricing formula with the following assumptions: expected volatility of 109-120%, expected term of 5-6 months, risk-free rate of 4.4-4.6%, and no expected dividends. The expected volatility is based upon the historical volatility of the Company's common stock price. Because the Company has not yet proved that they will be able to generate any revenues from their research activities, any future exercise of warrants is expected to be at the end of the contractual term to allow for the maximum possible development prior to the exercise. The risk-free rate is based upon the U.S. Treasury rate for similar maturities.

A summary of warrant activity as fo March 31, 2006 and changes during the three months then ended is presented below:

                                                        Weighted-
                                              Weighted- Average
                                              Average   Remaining  Aggregate
                                              Exercise Contractual Intrinsic
            Warrants                Shares      Price  Term (Years)  Value
-------------------------------- ----------   -------- ----------- ---------
Outstanding at December 31, 2005 26,810,000   $   1.07
Granted                           1,400,000       1.00
Exercised                                 -          -
Forfeited                                 -          -
                                 ----------   --------
Outstanding at March 31, 2006    28,210,000   $   1.07      0.25   $       -
                                 ==========   ======== =========== =========
Exercisable at March 31, 2006    28,029,167   $   1.07      0.25   $       -
                                 ==========   ======== =========== =========

The weighted-average grant-date fair value of warrants granted during the three months ended March 31, 2006 was $0.16.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK (Continued)

A summary of the status of the non-vested shares as of March 31, 2006 and changes during the three months then ended is presented below:

                                                       Weighted-Average
                     Warrants             Shares     Grant-Date Fair Value
--------------------------------------    --------   ---------------------
Not Vested at December 31, 2005                  -   $                 -
Granted                                    245,000                  0.22
Vested                                     (64,167)                 0.22
Forfeited                                        -                     -
                                          --------   -------------------
Not Vested at March 31, 2006               180,833   $              0.22
                                          ========   ===================

As of March 31, 2006, there was $39,475 of total unrecognized expense related to non-vested share-based payments. That costs is expected to be recognized over a weighted-average period of 0.4 years. The total fair value of warrants vested during the three months ended March 31, 2006 and 2005 was $14,010.

NOTE 4 - INCOME TAXES

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:
                                                                March 31,
                                                                  2006
                                                              ------------
Deferred tax assets:
 Organization costs                                           $         60
 Research and development equipment                                  1,751
 Net operating loss carryforwards                                  127,236
                                                              ------------
Total deferred tax assets                                     $    129,047

Deferred tax liabilities:
 Patent application costs                                     $      6,416
 Depreciation                                                          215
                                                              ------------
Total deferred tax liabilities                                $      6,631

Total deferred tax assets                                     $    129,047
Total deferred tax liabilities                                      (6,631)
Valuation allowance                                               (122,416)
                                                              ------------
Net deferred tax asset (liability)                            $          -

These amounts have been presented in the financial statements as follows:
 Current deferred tax asset (liability)                       $          -
 Non-current deferred tax asset (liability)                              -
                                                              ------------
                                                              $          -
                                                              ------------

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Continued)

At March 31, 2006, the Company has net operating loss carryforwards of approximately $661,000 available to offset future taxable income and expiring beginning in 2023 through 2026. The Company has experienced losses since inception and has not yet generated any revenues; therefore, the Company has established a valuation allowance of $122,416 to offset the net tax assets from the net operating loss carryforwards.

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to income (loss) before income tax as follows:
                                        For the Three       For the Period
                                         Months Ended       From Inception
                                           March 31,        On May 6, 2003
                                    ----------------------      Through
                                       2006        2005     March 31, 2006
                                    ----------  ----------  --------------
Income (loss) before income taxes   $ (792,367) $  (24,211) $   (1,370,189)
Expected combined federal and state
income tax rate                          20.0%       20.0%           20.0%
                                    ----------  ----------  --------------
Expected income tax expense
(benefit) at statutory rates          (158,473)     (4,842)       (274,038)
Federal benefit of state taxes           5,943         182          10,277
Tax effect of:
 Compensation paid with warrants         1,225           -           1,225
 Consulting paid with common stock     105,326           -         105,326
 Consulting paid with warrants          34,751           -          34,751
 Meals and entertainment                     5           -              43
 Change in valuation allowance          11,223       4,660         122,416
                                    ----------  ----------  --------------
Net income tax expense (benefit)    $        -  $        -  $            -

NOTE 5 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended March 31, 2006 and 2005, respectively, shareholders of the Company loaned $75,600 and $46,500 to the Company. At March 31, 2006, the Company owes a total of $418,901 to the shareholders. The loans bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the three months ended March 31, 2006 and 2005, respectively, the Company imputed interest expense of $7,271 and $4,601.

Note Payable - In September 2005, the Company issued a 5% $600,000 note payable to repurchase common stock. The note and accrued interest are all due in September 2009. During the three months ended March 31, 2006 and 2005, respectively, interest expense on the note payable amounted to $7,397 and $0.

Management Compensation - In February 2006, the Company granted 175,000 Class A warrants to an officer of the Company for services valued at $38,198 to be provided through January 31, 2007.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
    NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2006, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - NET LOSS PER COMMON SHARE

The following data shows the amounts used in computing net loss per common share:

                                        For the Three       For the Period
                                         Months Ended       From Inception
                                           March 31,        On May 6, 2003
                                    ----------------------      Through
                                       2006        2005     March 31, 2006
                                    ----------  ----------  --------------

Net loss available to common
shareholders (numerator)            $ (792,367) $  (24,211) $   (1,370,189)

                                    ----------  ----------  --------------

Weighted average number of common
shares outstanding (denominator)    15,521,679  70,223,034      58,377,302

                                    ----------  ----------  --------------

At March 31, 2006, the Company had 14,245,000 Class A warrants and 13,965,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. At March 31, 2005, the Company had 13,405,000 Class A warrants and 13,405,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS

In February 2006, the Company signed a research agreement that requires payment of $5,000 per month for two years. Through March 31, 2006, the Company has made payments of $15,000 on this agreement.

In February 2006, the Company signed a research agreement that requires payment of $3,000 per month for six months. Through March 31, 2006, the Company has made payments of $6,000 on this agreement.

In February 2006, the Company signed a research agreement that requires payment of $2,080 per month for six months. Through March 31, 2006, the Company has made payments of $4,160 on this agreement.

NOTE 9 - SUBSEQUENT EVENTS

Stock Split - On April 18, 2006, Parent effected a 7-for-1 forward stock split by dividend. The financial statements for all periods presented have been restated to reflect the stock split.

Common Stock Issuance - In April 2006, the Company issued 1,400,000 shares of common stock.

Extended Warrant Exercise Period - In April 2006, the Company extended the exercise period for Class A and Class B warrants through June 30, 2008.

Warrant Grant - In April 2006, the Company granted 35,000 Class A warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

This Form 10-QSB contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance as well as all other statements which are not statements of historical fact. These statements contain words such as, but not limited to, "believes," "anticipates," "expects," "estimates," "projects," "will," "may" and "might." The forward-looking statements contained in this Form 10-QSB reflect our current beliefs and expectations on the date of this Form 10-QSB. Actual results, performance or outcomes may differ materially from what is expressed in the forward-looking statements. We have discussed the important factors, which we believe could cause actual results, performance or outcomes to differ materially from what is expressed in the forward-looking statements, under the caption "Factors That May Affect Future Results and Financial Condition." We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

You should read the discussion below in conjunction with Part I, Item 1, "Financial Statements," of this Form 10-QSB and our Annual Report Form 10-KSB for the year ended December 31, 2005.

Business Development.
---------------------

      On February 8, 2006, we offered a presentation of our d-OSAB Therapeutic Platform for treatment of Cardiovascular disease, including Ischemic Brain Stroke. Details of the presentation may be found in our website at www.lipidviro.com, or for additional information, see our 8-K Current Report that was filed with the Securities and Exchange Commission on February 9, 2006. See Part II, Item 6.

      We declared a stock dividend on our common stock, payable to common stock shareholders of record as of the close of business on April 17, 2006. The dividend required a mandatory exchange of stock certificates. The dividend was seven (7) shares of common stock payable for every issued and outstanding share of common stock, subject to the mandatory exchange of stock certificates. Therefore, for example, if a holder owned a round lot of 100 shares, he, she or it would receive 700 shares in total after the mandatory exchange. The payment date for the stock dividend was April 18, 2006, subject to the mandatory exchange of certificates. All computations in this Quarterly Report take into account this seven (7) for one (1) dividend. For additional information, see our Press Release filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission April 7, 2006. See Part II, Item 6.

      We extended the Warrant Exercise period on our Class A and B Warrants to June 30, 2008. That will allow owners of our Class A and B Warrants to Exercise Warrants between June 1, 2006, and June 30, 2008. The expanded Warrant Exercise period provides Warrant owners greater flexibility to convert their Warrants to common stock. For additional information, see our Press Release that was filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission on April 17, 2006. See Part II,
Item 6.

     In February 2006, we signed an agreement for clinical trial preparation, patent writing and general research that requires payment of $5,000 per month for two years. In addition, we agreed to pay 616,000 shares of our common stock, 560,000 of our Class A Warrants and 560,000 of our Class B Warrants.

     In February 2006, we signed an agreement with two researchers to help with the preparation, review and submission of grant applications and oversee technical data used in our research.

     In February 2006, we signed an agreement for financial investor relations including designing and implementing print ads, press releases, optimizing our website and creating marketing campaign for our research. We paid 150,003 of our shares of common stock for these services.

      In April 2006, we signed an agreement for clinical trial consulting services whereby a total of 140,000 of our Class A Warrants were issued.

     In April 2006, Benedente Holdings, LLC agreed to provide us with a line of credit allowing us to borrow up to $500,000 above and beyond any current outstanding loans. This line of credit will accrue interest at the rate of 6% per annum on any outstanding balances and may be pre-paid at any time by us without penalty. In exchange of extension of our outstanding loan, and this new line of credit, we agreed to pay Benedente Holdings, LLC 1,400,000 shares of our common stock.

     For three month period ended March 31, 2006, we had general and administrative costs of $116,993. Of that amount, $19,099 were non-cash expenses that included stock and stock-based expenses. In addition, we had research and development costs of $660,706. Of that amount, $607,794 were non-cash expenses that included stock and stock-based expenses.

     Clinical Trial d-OSABibs. During the first fiscal quarter of 2006, we performed multiple administrative organizational details in preparation for our clinical trial which is designed to treat 100 ischemic brain stroke patients with d-OSABibs Therapy. During the quarter, we developed the treatment protocol development for the clinical trial, drafted an Investigational Review Board application, procured sponsor insurance coverage for the trial and organized independent data management for trial data. Many of these operations are ongoing.

     Equipment Development. During the first fiscal quarter of 2006. we focused on equipment design, enabling transition from laboratory to commercial use. These operations are also ongoing.

     Grant Partnering. During the first fiscal quarter of 2006, we also developed applications for grants to fund our research and development. In addition, we developed applications for partnerships with established pharmaceutical companies. These operations are also ongoing.

Item 3. Controls and Procedures.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Common Stock.
-------------

     In February and March, 2006, we issued 766,003 shares of our common stock to consultants for services valued at $547,145, or approximately $0.7143 per share.

Class A Warrants.
-----------------

     In January, 2006, we granted 105,000 Class A warrants for services valued at $22,930, or approximately $0.2184 per warrant.

     Of the warrants, 35,000 vested on issuance and the remaining 70,000 are to vest as services are rendered through June 30, 2006. At March 31, 2006, 35,000 of the remaining warrants had vested.

     In February 2006, we granted 175,000 Class A warrants for services valued at $38,198, or approximately $0.2183 per warrant. The warrants vest as services are rendered through January 31, 2007. At March 31, 2006, 29,167 of the warrants had vested.

     In February 2006, we granted 560,000 Class A warrants for services valued at $122,232, or approximately $0.2183 per warrant. These warrants vested immediately on issuance.

Class B Warrants.
-----------------

     In February 2006, we granted 560,000 Class B warrants for services valued at $43,008, or $0.0768 per warrant. The warrants vested immediately on issuance.

     We issued all of these securities to persons who were "accredited investors"; and each had prior access to all material information about us.
We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof; and Rule 506 of Regulation D of the Securities and Exchange Commission, under which state law is preempted.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     We declared a stock dividend on our common stock, payable to common stock shareholders of record as of the close of business on April 17, 2006. The dividend required a mandatory exchange of stock certificates. The dividend was seven (7) shares of common stock payable for every issued and outstanding share of common stock, subject to the mandatory exchange of stock certificates. Therefore, for example, if a holder owned a round lot of 100 shares, he, she or it would receive 700 shares in total after the mandatory exchange. The payment date for the stock dividend was April 18, 2006, subject to the mandatory exchange of certificates. All computations in this Quarterly Report take into account this seven (7) for one (1) dividend. For additional information, see our Press Release filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission April 7, 2006. See Part II, Item 6.

     We extended the Warrant Exercise period on our Class A and B Warrants to June 30, 2008. That will allow owners of our Class A and B Warrants to Exercise Warrants between June 1, 2006, and June 30, 2008. The expanded Warrant Exercise period provides Warrant owners greater flexibility to convert their Warrants to common stock. For additional information, see our Press Release that was filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission on April 17, 2006. See Part II,
Item 6.

     In April 2006, we signed an agreement for clinical trial consulting services whereby a total of 140,000 of our Class A Warrants were issued.

     In April 2006, Benedente Holdings, LLC agreed to provide us with a line of credit allowing us to borrow up to $500,000 above and beyond any current outstanding loans. This line of credit will accrue interest at the rate of 6% per annum on any outstanding balances and may be pre-paid at any time by us without penalty. In exchange of extension of our outstanding loan, and this new line of credit, we agreed to pay Benedente Holdings, LLC 1,400,000 shares of our common stock.

Item 6.   Exhibits and Reports on Form 8-K.

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

8-K Current Report dated February 8, 2006, regarding a Press Release, filed February 9, 2006.

8-K Current Report dated April 6, 2006, regarding a Press Release, filed April 7, 2006.

8-K Current Report dated April 13, 2006, regarding a Press Release, filed April 14, 2006.

8-K Current Report dated April 17, 2006, regarding a Press Release, filed April 17, 2006.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LIPIDVIRO TECH, INC.


Date: 5/15/2006                      By/s/Kenneth P. Hamik
      ---------                      -------------------
                                     Kenneth P. Hamik
                                     President, CFO and Director