Form 10QSB
period 2006-06-30
LIPIDVIRO TECH INC
filed 2006-08-21
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

                   Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: June 30, 2006 - Common Voting Stock - 17,289,037 shares.

     Transitional Small Business Disclosure Format (Check one):  Yes    No  X

                                     PART I

ITEM 1. Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)

                JUNE 30, 2006 UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)




                         TABLE OF CONTENTS

                                                                    PAGE
                                                                  --------

Unaudited Condensed Consolidated Balance Sheets,
June 30, 2006 and December 31, 2005                                   2

Unaudited Condensed Consolidated Statements of Operations,
For the Three and Six Months Ended June 30, 2006 and 2005
and For the Period From Inception On May 6, 2003
Through June 30, 2006                                                 3

Unaudited Condensed Consolidated Statements of Cash Flows,
For the Six Months Ended June 30, 2006 and 2005 and
For the Period From Inception On May 6, 2003
Through June 30, 2006                                                 4

Notes to the Condensed Consolidated Financial Statements         5 - 10

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                               ASSETS

                                                  June 30,    December 31,
                                                    2006          2005
                                                ------------  ------------
CURRENT ASSETS:
 Cash                                           $          -  $          -
                                                ------------  ------------
  Total Current Assets                                     -             -

PROPERTY AND EQUIPMENT, net                            1,849         2,217

OTHER ASSETS:
 Definite-life intangible assets                      33,331        32,102
 Goodwill                                            290,317       290,317
                                                ------------  ------------
   TOTAL ASSETS                                 $    325,497  $    324,636
                                                ============  ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Bank overdraft                                 $      1,079  $        441
 Accounts payable                                    184,489       161,665
 Shareholder loans                                   436,812       343,301
                                                ------------  ------------
  Total Current Liabilities                          622,380       505,407

LONG-TERM LIABILITIES:
 Related party accrued interest                       22,438         7,562
 Related party note payable                          600,000       600,000
                                                ------------  ------------
  Total Liabilities                                1,244,818     1,112,969
                                                ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $0.001 par value, 150,000,000
 shares authorized, 17,289,037 and 15,098,034
 shares issued and outstanding, respectively          17,289        15,098
 Capital in excess of par value                    2,447,546      (225,609)
 Deficit accumulated during the development
 stage                                            (3,384,156)     (577,822)
                                                ------------  ------------
  Total Stockholders' Equity  (Deficit)             (919,321)     (788,333)
                                                ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                    $    325,497  $    324,636
                                                ============  ============
                                  2
                      See accompanying notes

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the Period
               For the Three Months       For the Six Months    From Inception
                  Ended June 30,            Ended June 30,      On May 6, 2003
             ------------------------  ------------------------     Through
                 2006         2005         2006         2005     June 30, 2006
             ------------  ----------  ------------  ----------  ------------
REVENUE      $          -  $        -  $          -  $        -  $          -

OPERATING EXPENSES:
 General and
 administrative   124,330      17,696       241,323      30,011       448,806
 Research and
 development      875,747      53,987     1,536,453      61,282     1,864,147
             ------------  ----------  ------------  ----------  ------------
  Total Operating
  Expenses      1,000,077      71,683     1,777,776      91,293     2,312,953
             ------------  ----------  ------------  ----------  ------------
LOSS BEFORE
OTHER INCOME
(EXPENSE)      (1,000,077)    (71,683)   (1,777,776)    (91,293)   (2,312,953)

OTHER INCOME
(EXPENSES):
 Interest income        -           -             -           -            23
 Related party
 interest
 expense       (1,013,890)     (5,684)   (1,028,558)    (10,285)   (1,071,226)
             ------------  ----------  ------------  ----------  ------------
  Total Other
  Income
  (Expense)    (1,013,890)     (5,684)   (1,028,558)    (10,285)   (1,071,203)
             ------------  ----------  ------------  ----------  ------------
LOSS BEFORE INCOME
TAX EXPENSE    (2,013,967)    (77,367)   (2,806,334)   (101,578)   (3,384,156)

CURRENT INCOME
TAX EXPENSE             -           -             -           -             -

DEFERRED INCOME
TAX EXPENSE             -           -             -           -             -
             ------------  ----------  ------------  ----------  ------------
NET LOSS     $ (2,013,967) $  (77,367) $ (2,806,334) $ (101,578) $ (3,384,156)
             ============  ==========  ============  ==========  ============
NET LOSS PER
COMMON SHARE $      (0.12) $    (0.00) $      (0.17) $    (0.00) $      (0.06)
             ============  ==========  ============  ==========  ============
                                  3

                     See accompanying notes

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Period
                                          For the Six Months    From Inception
                                            Ended June 30,      On May 6, 2003
                                       ------------------------     Through
                                           2006         2005     June 30, 2006
                                       ------------  ----------  ------------
Cash Flows from Operating Activities:
 Net loss                              $ (2,806,334) $ (101,578) $ (3,384,156)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                  368         323         1,826
  Imputed interest expense                    7,271      10,285        42,377
  Non-cash expenses paid by issuance of
  common stock                            1,000,000           -     1,000,750
  Non-cash expenses paid by shareholder       6,900           -         6,900
  Non-cash services paid by issuance of
  common stock                              589,645           -       589,758
  Non-cash services paid by grant of
  warrants                                1,070,718           -     1,070,718
  Changes in assets and liabilities:
   Increase (decrease) in accounts
   payable                                   22,824      (3,312)      184,489
   Increase in related party accrued
   interest                                  21,287           -        28,849
                                       ------------  ----------  ------------
    Net Cash Used by Operating Activities   (87,321)    (94,282)     (458,489)
                                       ------------  ----------  ------------
Cash Flows from Investing Activities:
 Payments for property and equipment              -           -        (3,675)
 Payments for definite-life intangible
 assets                                      (1,229)     (5,128)      (33,331)
 Payments for goodwill                            -           -      (269,006)
                                       ------------  ----------  ------------
    Net Cash Used by Investing Activities    (1,229)     (5,128)     (306,012)
                                       ------------  ----------  ------------
Cash Flows from Financing Activities:
 Increase (decrease) in bank overdraft          638      (1,023)        1,079
 Proceeds from shareholder loans             87,100     102,300       432,400
 Payments on shareholder loans                    -           -        (2,000)
 Capital contribution                           812           -           812
 Proceeds from issuance of common stock           -           -       293,700
 Proceeds from sale of warrants                   -           -        38,510
                                       ------------  ----------  ------------
    Net Cash Provided by Financing
    Activities                               88,550     101,277       764,501
                                       ------------  ----------  ------------
Net Increase (Decrease) in Cash                   -       1,867             -

Cash at Beginning of Period                       -           -             -
                                       ------------  ----------  ------------
Cash at End of Period                  $          -  $    1,867  $          -
                                       ============  ==========  ============

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                             $          -  $        -  $          -
  Income taxes                         $          -  $        -  $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the six months ended June 30, 2006:
  None

 For the six months ended June 30, 2005:
  None

                                  4
                        See accompanying notes

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Reclassification   Certain amounts in prior-year financial statements have
been reclassified for comparative purposes to conform with presentation in the current-year financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

                                                 Estimated      June 30,
                                                Useful Lives      2006
                                                ------------  ------------

Office equipment                                   5 years    $        433
Website                                            5 years           3,242
                                                              ------------
                                                                     3,675
Less accumulated depreciation                                       (1,826)
                                                              ------------
Net Property and Equipment                                    $      1,849
                                                              ------------

Depreciation expense for the six months ended June 30, 2006 and 2005 was $368 and $323, respectively.

NOTE 3 - CAPITAL STOCK

Stock Split   On April 18, 2006, Parent effected a 7-for-1 forward stock split by dividend. The financial statements for all periods presented have been restated to reflect the stock split.

Common Stock   In February and March 2006, the Company issued 766,003 shares of common stock to consultants for services valued at $547,145, or approximately $0.7143 per share.

In April 2006, the Company issued 1,400,000 shares of common stock to a shareholder of the Company to further extend shareholder loans owed to the shareholder. The stock was valued at $1,000,000, or approximately $0.7143 per share.

In June 2006, the Company issued 25,000 shares of common stock to a consultant for services valued at $42,500, or $1.70 per share.

Capital contributions   In June 2006, a shareholder of the Company paid
expenses on behalf on the company by transferring 6,000 shares of common stock valued at $6,900, or $1.15 per share.

In June 2006, a shareholder of the Company contributed cash of $812.

Class A Warrants   In January 2006, the Company granted 105,000 Class A
warrants for services valued at $22,930, or approximately $0.2184 per warrant. Of the warrants, 35,000 vested immediately and the remaining 70,000 vested as services were rendered through June 30, 2006. At June 30, 2006, all of the remaining warrants had vested.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK (Continued)

In February 2006, the Company granted 175,000 Class A warrants for services valued at $38,198, or approximately $0.2183 per warrant. The warrants vest as services are rendered through January 31, 2007. At June 30, 2006, 72,917 of the warrants had vested.

In February 2006, the Company granted 560,000 Class A warrants for services valued at $122,232, or approximately $0.2183 per warrant. The warrants vested immediately.

In April 2006, the Company granted 70,000 Class A warrants for services valued at $49,218, or approximately $0.7031 per warrant. The warrants vest as services are rendered through December 31, 2006. At June 30, 2006, none of the warrants had vested.

Class B Warrants   In February 2006, the Company granted 560,000 Class B
warrants for services valued at $43,008, or $0.0768 per warrant. The warrants vested immediately.

Extended Warrant Exercise Period   In April 2006, the Company extended the
exercise period for Class A and Class B warrants through June 30, 2008. The extension of the exercise period on previously granted warrants resulted in additional expenses totaling $938,408, of which $127,146 was associated with unvested warrants.

During the six months ended June 30, 2006 and 2005, respectively, share-based payments resulted in expenses of $1,070,718 and $0.

The fair value of each warrant is estimated on the grant date using the Black-Scholes option pricing formula with the following assumptions: expected volatility of 109-320%, expected term of 5-27 months, risk-free rate of 4.4-4.8%, and no expected dividends. The expected volatility is based upon the historical volatility of the Company's common stock price. Because the Company has not yet proved that they will be able to generate any revenues from their research activities, any future exercise of warrants is expected to be at the end of the contractual term to allow for the maximum possible development prior to the exercise. The risk-free rate is based upon the U.S. Treasury rate for similar maturities.

A summary of warrant activity as of June 30, 2006 and changes during the six months then ended is presented below:

                                                       Weighted-
                                            Weighted-   Average
                                             Average   Remaining   Aggregate
                                            Exercise  Contractual  Intrinsic
            Warrants               Shares     Price   Term (Years)   Value
-------------------------------- ---------- --------- ----------- -----------
Outstanding at December 31, 2005 26,810,000 $    1.07
Granted                           1,470,000      0.98
Exercised                                 -         -
Forfeited                                 -         -
Expired                                   -         -
                                 ---------- ---------
Outstanding at June 30, 2006     28,280,000 $    1.07     2.00    $19,356,400
                                 ========== ========= =========== ===========
Exercisable at June 30, 2006     28,107,917 $    1.07     2.00    $19,174,314
                                 ========== ========= =========== ===========

The weighted-average grant-date fair value of warrants granted during the six months ended June 30, 2006 was $0.19.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK (Continued)

A summary of the status of the non-vested shares as of June 30, 2006 and changes during the six months then ended is presented below:

                                              Weighted-Average
            Warrants               Shares   Grant-Date Fair Value
-------------------------------- ---------- ---------------------
Not Vested at December 31, 2005           - $                   -
Granted                             315,000                  0.33
Vested                             (142,917)                 0.22
Forfeited                                 -                     -
                                 ---------- ---------------------
Not Vested at June 30, 2006         172,083 $                0.42
                                 ========== =====================

As of June 30, 2006, there was $143,276 of total unrecognized expense related to non-vested share-based payments. That cost is expected to be recognized over a weighted-average period of 0.3 years. The total fair value of warrants vested during the six months ended June 30, 2006 and 2005 was $86,573.

NOTE 4 - INCOME TAXES

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:
                                                                June 30,
                                                                  2006
                                                              ------------
Deferred tax assets:
 Organization costs                                           $         53
 Research and development equipment                                  1,609
 Net operating loss carryforwards                                  144,271
                                                              ------------
Total deferred tax assets                                     $    145,933

Deferred tax liabilities:
 Patent application costs                                     $      6,416
 Depreciation                                                          239
                                                              ------------
Total deferred tax liabilities                                $      6,655

Total deferred tax assets                                     $    145,933
Total deferred tax liabilities                                      (6,655)
Valuation allowance                                               (139,278)
                                                              ------------
Net deferred tax asset (liability)                            $          -

These amounts have been presented in the financial statements as follows:
 Current deferred tax asset (liability)                       $          -
 Non-current deferred tax asset (liability)                              -
                                                              ------------
                                                              $          -
                                                              ------------

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Continued)

At June 30, 2006, the Company has net operating loss carryforwards of approximately $749,000 available to offset future taxable income and expiring beginning in 2023 through 2026. The Company has experienced losses since inception and has not yet generated any revenues; therefore, the Company has established a valuation allowance of $139,278 to offset the net tax assets from the net operating loss carryforwards.

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to income (loss) before income tax as follows:
                                                                For the Period
                                          For the Six Months    From Inception
                                            Ended June 30,      On May 6, 2003
                                       ------------------------     Through
                                           2006         2005     June 30, 2006
                                       ------------  ----------  ------------
Income (loss) before income taxes      $ (2,806,334) $ (101,578) $ (3,384,156)
Expected combined federal and state
income tax rate                               20.0%       20.0%         20.0%
                                       ------------  ----------  ------------
Expected income tax expense
(benefit) at statutory rates               (561,267)    (20,316)     (676,831)
Federal benefit of state taxes               21,048         762        25,381
Tax effect of:
 Compensation paid with warrants              8,985           -         8,985
 Consulting paid with common stock          113,507           -       113,507
 Consulting paid with warrants              197,128           -       197,128
 Interest paid with common stock            192,500           -       192,500
 Meals and entertainment                         14           -            52
 Change in valuation allowance               28,085      19,554       139,278
                                       ------------  ----------  ------------
Net income tax expense (benefit)       $          -  $        -  $          -
                                       ------------  ----------  ------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the six months ended June 30, 2006 and 2005, respectively, shareholders of the Company loaned $87,100 and $102,300 to the Company. Previously, the loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum. In April 2006, the Company issued 1,400,000 shares of common stock to further extend the loans. The loans now bear interest at 6% per annum and are due December 31, 2006. At June 30, 2006, the Company owes a total of $436,812 to the shareholders. During the six months ended June 30, 2006 and 2005, respectively, the Company accrued or imputed interest expense totaling $13,682 and $10,285.

Note Payable   In September 2005, the Company issued a 5% $600,000 note
payable to repurchase common stock. The note and accrued interest are all due in September 2009. During the six months ended June 30, 2006 and 2005, respectively, interest expense on the note payable amounted to $14,876 and $0.

Management Compensation - In February 2006, the Company granted 175,000 Class A warrants to an officer of the Company for services valued at $38,198 to be provided through January 31, 2007.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7   NET LOSS PER COMMON SHARE

The following data shows the amounts used in computing net loss per common share:

                                                                For the Period
               For the Three Months       For the Six Months    From Inception
                  Ended June 30,            Ended June 30,      On May 6, 2003
             ------------------------  ------------------------     Through
                 2006         2005         2006         2005     June 30, 2006
             ------------  ----------  ------------  ----------  ------------

Net loss available
to common
shareholders
(numerator)  $ (2,013,967) $  (77,367) $ (2,806,334) $ (101,578) $ (3,384,156)
             ------------  ----------  ------------  ----------  ------------

Weighted average
number of common
shares outstanding
(denominator)  17,256,619  70,223,034    16,393,942  70,223,034    54,955,570
             ------------  ----------  ------------  ----------  ------------

At June 30, 2006, the Company had 14,315,000 Class A warrants and 13,965,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. At June 30, 2005, the Company had 13,405,000 Class A warrants and 13,405,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   COMMITMENTS

In February 2006, the Company signed a research agreement that requires payment of $5,000 per month for two years. Through June 30, 2006, the Company has made payments of $15,000 on this agreement and has accrued a liability of $15,000 for past-due payments.

In February 2006, the Company signed a research agreement that requires payment of $3,000 per month for six months. In May 2006, the Company terminated this agreement. Through June 30, 2006, the Company has made payments of $12,000 on this agreement.

In February 2006, the Company signed a research agreement that requires payment of $2,080 per month for six months. In May 2006, the Company terminated this agreement. Through June 30, 2006, the Company has made payments of $8,320 on this agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.
-------------------

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

Business Development.
---------------------

      On June 16, 2006, at the Equities Magazine Summer Conference held at the Yale Club in New York City, the Company offered a presentation of the d-OSAB Therapeutic Platform for treatment of cardiovascular disease, including Ischemic Brain Stroke and Chronic Heart Failure. The presentation was a repeat of the presentation reported on the 8-K Current Report filed with the Securities Exchange Commission on February 9, 2006. Equities Magazine was paid 6,000 shares of common stock by a shareholder and employee of the Company to offset expenses associated with this presentation. The Company will not compensate Equities Magazine or the aforementioned shareholder for these expenses.

      On April 17, 2006, the Company declared a stock dividend on our common stock, payable to common stock shareholders of record as of the close of business. The dividend required a mandatory exchange of stock certificates. The dividend was seven (7) shares of common stock payable for every issued and outstanding share of common stock, subject to the mandatory exchange of stock certificates. Therefore, for example, if a holder owned a round lot of 100 shares, he, she or it would receive 700 shares in total after the mandatory exchange. The payment date for the stock dividend was April 18, 2006, subject to the mandatory exchange of certificates. All computations in this Quarterly Report take into account this seven (7) for one (1) dividend. For additional information, see our Press Release filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission April 7, 2006.

      Also, on April 17, 2006, the Company extended the Warrant Exercise period on Class A and B Warrants to June 30, 2008. That will allow owners of our Class A and B Warrants to Exercise Warrants between June 1, 2006, and June 30, 2008. The expanded Warrant Exercise period provides Warrant owners greater flexibility to convert their Warrants to common stock. For additional information, see the Press Release that was filed as an Exhibit to the Company's 8-K Current Report on April 17, 2006.

     In April 2006, we signed an agreement for clinical trial consulting services whereby a total of 175,000 of our Class A Warrants were issued.

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

     Clinical Trial d-OSABibs. During the second fiscal quarter of 2006, we performed multiple administrative details in preparation for our clinical trial which is designed to treat 100 Ischemic Brain Stroke patients with d-OSABibs Therapy. During the quarter, we continued trial protocol development, Investigational Review Board application development and refining details associated with independent data management for trial data. Many of these operations are ongoing and require the Company to execute a new round of financing to continue through completion.

     Equipment Development. During the second fiscal quarter of 2006, the Company continued development of the d-OASB equipment platform, focusing on design and manufacturing of complete systems, including disposables for use in clinical trials. Once manufactured, equipment reliability, reproducibility and sterility require testing and verification prior to use in clinical trials. These operations are ongoing and require the Company to execute a new round of financing to continue through completion.

     Grants, Partnering and Financing. During the second fiscal quarter of 2006, the Company explored multiple financing options in efforts to attain financing sufficient to execute the Company's d-OSAB development efforts and corporate development objectives. These efforts include equity, debt, partnering, grants and any combination thereof. These operations are also ongoing and require execution for the Company to meet overall goals of product and corporate development.

     Corporate Development. During the second fiscal quarter of 2006, the Company considered legal strategies to develop and expand the Company's Board of Directors and Panel of Scientific Advisors. These operations are ongoing.

Item 3. Controls and Procedures.
        ------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

     During the six months ended June 30, 2006, and 2005, respectively, shareholders of the Company loaned $87,100 and $102,300 to the Company. Previously, the loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum. In April 2006, the Company issued 1,400,000 shares of common stock valued at $1,000,000 or $0.7143 per share to further extend the loans. The loans now bear interest at 6% per annum and are due December 31, 2006.

     In April 2006, we signed an agreement for clinical trial consulting services whereby a total of 175,000 of our Class A Warrants were issued.

     In June 2006, we issued 25,000 shares to a consultant for services valued at $42,500 or $1.70 per share.

     We issued these securities to persons who were "accredited investors" as defined in Rule 501 of the Securities and Exchange Commission; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission; state sales to "accredited investors" are preempted by Section 18 of the Securities Act.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     None; not applicable.

Item 5.   Other Information.
          ------------------

     None; not applicable.

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

                                     LIPIDVIRO TECH, INC.


Date:  8/21/2006                   By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik
                                     President, CFO and Director