Form 10QSB
period 2006-09-30
LIPIDVIRO TECH INC
filed 2006-11-14
CIK 6732

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

                   Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: September 30, 2006 - Common Voting Stock - 17,289,037 shares.

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

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)

         SEPTEMBER 30, 2006 UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)



                         TABLE OF CONTENTS

                                                                       PAGE
                                                                     --------

Unaudited Condensed Consolidated Balance Sheets, September 30,
2006 and December 31, 2005                                                2

Unaudited Condensed Consolidated Statements of Operations, For
the Three and Nine Months Ended September 30, 2006 and 2005 and
For the Period From Inception On May 6, 2003 Through September
30, 2006                                                                  3

Unaudited Condensed Consolidated Statements of Cash Flows, For
the Nine Months Ended September 30, 2006 and 2005 and For the
Period From Inception On May 6, 2003 Through September 30, 2006           4

Notes to the Unaudited Condensed Consolidated Financial Statements   5 - 10

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                               ASSETS

                                                September 30, December 31,
                                                    2006          2005
                                                ------------  ------------
CURRENT ASSETS:
 Cash                                           $          -  $          -
                                                ------------  ------------
  Total Current Assets                                     -             -

PROPERTY AND EQUIPMENT, net                            1,666         2,217

OTHER ASSETS:
 Definite-life intangible assets                      33,331        32,102
 Goodwill                                            290,317       290,317
                                                ------------  ------------
   TOTAL ASSETS                                 $    325,314  $    324,636
                                                ============  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank overdraft                                 $        289  $        441
 Accounts payable                                    211,788       161,665
 Shareholder loans                                   446,499       343,301
                                                ------------  ------------
  Total Current Liabilities                          658,576       505,407

LONG-TERM LIABILITIES:
 Related party accrued interest                       30,000         7,562
 Related party note payable                          600,000       600,000
                                                ------------  ------------
  Total Liabilities                                1,288,576     1,112,969
                                                ------------  ------------

STOCKHOLDERS' EQUITY:
 Common stock, $0.001 par value, 150,000,000
 shares authorized, 17,289,037 and 15,098,034
 shares issued and outstanding, respectively          17,289        15,098
 Capital in excess of par value                    2,514,338      (225,609)
 Deficit accumulated during the development
 stage                                            (3,494,889)     (577,822)
                                                ------------  ------------
  Total Stockholders' Equity                        (963,262)     (788,333)
                                                ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    325,314  $    324,636
                                                ============  ============
                                  2
           See accompanying notes.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the Period
                                                                From Inception
               For the Three Months       For the Nine Months   On May 6, 2003
                Ended September 30,       Ended September 30,      Through
             ------------------------  ------------------------  September 30,
                 2006         2005         2006         2005         2006
             ------------  ----------  ------------  ----------  ------------
REVENUE        $          -  $        -  $          -  $        -  $        -

OPERATING EXPENSES:
 General and
 administrative      56,845       8,657       298,168      38,668     505,651
 Research and
 development         39,639       4,803     1,576,092      66,085   1,903,786
               ------------  ----------  ------------  ---------- -----------
  Total Operating
  Expenses           96,484      13,460     1,874,260     104,753   2,409,437
               ------------  ----------  ------------  ---------- -----------
LOSS BEFORE OTHER
INCOME (EXPENSE)    (96,484)    (13,460)   (1,874,260)   (104,753) (2,409,437)

OTHER INCOME
(EXPENSES):
 Interest income          -           -             -           -          23
 Related party
 interest
 expense            (14,249)     (6,469)   (1,042,807)    (16,754) (1,085,475)
               ------------  ----------  ------------  ---------- -----------
  Total Other
  Income
  (Expense)         (14,249)     (6,469)   (1,042,807)    (16,754) (1,085,452)
               ------------  ----------  ------------  ---------- -----------
LOSS BEFORE INCOME
TAX EXPENSE        (110,733)    (19,929)   (2,917,067)   (121,507) (3,494,889)

CURRENT INCOME
TAX EXPENSE               -           -             -           -           -

DEFERRED INCOME
TAX EXPENSE               -           -             -           -           -
               ------------  ----------  ------------  ---------- -----------
NET LOSS       $   (110,733) $  (19,929) $ (2,917,067) $ (121,507)$(3,494,889)
               ============  ==========  ============  ========== ===========
NET LOSS PER
COMMON SHARE   $      (0.01) $    (0.00) $      (0.17) $    (0.00)$     (0.07)
               ============  ==========  ============  ========== ===========
                                  3
           See accompanying notes.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Period
                                                                From Inception
                                          For the Nine Months   On May 6, 2003
                                          Ended September 30,      Through
                                       ------------------------  September 30,
                                           2006         2005         2006
                                       ------------  ----------  ------------
Cash Flows from Operating Activities:
 Net loss                              $ (2,917,067) $ (121,507) $ (3,494,889)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                  551         488         2,009
  Imputed interest expense                    7,271      16,754        42,377
  Non-cash expenses paid by issuance of
  common stock                            1,000,000           -     1,000,750
  Non-cash expenses paid by shareholder       6,900           -         6,900
  Non-cash services paid by issuance of
  common stock                              589,645           -       589,758
  Non-cash services paid by grant of
  warrants                                1,135,637           -     1,135,637
  Changes in assets and liabilities:
   Increase (decrease) in accounts
   payable                                   50,123     (19,156)      211,788
   Increase in related party accrued
   interest                                  35,536           -        43,098
                                       ------------  ----------  ------------
    Net Cash Used by Operating Activities   (91,404)   (123,421)     (462,572)
                                       ------------  ----------  ------------
Cash Flows from Investing Activities:
 Payments for property and equipment              -           -        (3,675)
 Payments for definite-life intangible
 assets                                      (1,229)     (4,801)      (33,331)
 Payments for goodwill                            -           -      (269,006)
                                       ------------  ----------  ------------
    Net Cash Used by Investing Activities    (1,229)     (4,801)     (306,012)
                                       ------------  ----------  ------------
Cash Flows from Financing Activities:
 Payments of deferred financing costs             -      (5,000)            -
 Increase (decrease) in bank overdraft         (152)     (1,023)          289
 Proceeds from shareholder loans             90,100     135,800       435,400
 Payments on shareholder loans                    -           -        (2,000)
 Capital contribution                         2,685           -         2,685
 Proceeds from issuance of common stock           -           -       293,700
 Proceeds from sale of warrants                   -           -        38,510
                                       ------------  ----------  ------------
    Net Cash Provided by Financing
    Activities                               92,633     129,777       768,584
                                       ------------  ----------  ------------
Net Increase (Decrease) in Cash                   -       1,555             -

Cash at Beginning of Period                       -           -             -
                                       ------------  ----------  ------------
Cash at End of Period                  $          -  $    1,555  $          -
                                       ============  ==========  ============

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                             $          -  $        -  $          -
  Income taxes                         $          -  $        -  $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the nine months ended September 30, 2006:
  None

 For the nine months ended September 30, 2005:
  In September 2005, the Company repurchased and cancelled 55,125,000 shares of common stock for cash of $1, which was paid by a shareholder, and a $600,000 note payable.

                                  4
           See accompanying notes.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Reclassification   Certain amounts in prior-year financial statements have
been reclassified for comparative purposes to conform with presentation in the current-year financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

                                                 Estimated    September 30,
                                                Useful Lives      2006
                                                ------------  ------------

Office equipment                                   5 years    $        433
Website                                            5 years           3,242
                                                              ------------
                                                                     3,675
Less accumulated depreciation                                       (2,009)
                                                              ------------
Net Property and Equipment                                    $      1,666
                                                              ------------

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $551 and $488, respectively.

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

In June and July 2006, a shareholder of the Company contributed cash totaling $2,685.

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

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK (Continued)

In February 2006, the Company granted 175,000 Class A warrants for services valued at $38,198, or approximately $0.2183 per warrant. The warrants vest as services are rendered through January 31, 2007. At September 30, 2006, 116,667 of the warrants had vested.

In February 2006, the Company granted 560,000 Class A warrants for services valued at $122,232, or approximately $0.2183 per warrant. The warrants vested immediately.

In April 2006, the Company granted 70,000 Class A warrants for services valued at $49,218, or approximately $0.7031 per warrant. The warrants vest as services are rendered through December 31, 2006. At September 30, 2006, 35,000 of the warrants had vested.

Class B Warrants   In February 2006, the Company granted 560,000 Class B
warrants for services valued at $43,008, or $0.0768 per warrant. The warrants vested immediately.

Extended Warrant Exercise Period   In April 2006, the Company extended the
exercise period for Class A and Class B warrants through June 30, 2008. The extension of the exercise period on previously granted warrants resulted in additional expenses totaling $938,408, of which $127,146 was associated with warrants unvested at that time.

During the nine months ended September 30, 2006 and 2005, respectively, share-based payments resulted in expenses of $1,135,637 and $0.

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

A summary of warrant activity as of September 30, 2006 and changes during the nine months then ended is presented below:

                                                       Weighted-
                                            Weighted-   Average
                                             Average   Remaining   Aggregate
                                            Exercise  Contractual  Intrinsic
            Warrants               Shares     Price   Term (Years)   Value
-------------------------------- ---------- --------- ----------- -----------
Outstanding at December 31, 2005 26,810,000 $    1.07
Granted                           1,470,000      0.98
Exercised                                 -         -
Forfeited                                 -         -
Expired                                   -         -
                                 ---------- ---------
Outstanding at
September 30, 2006               28,280,000 $    1.07     1.75    $ 6,298,600
                                 ========== ========= =========== ===========
Exercisable at
September 30, 2006               28,186,667 $    1.07     1.75    $ 6,257,533
                                 ========== ========= =========== ===========

The weighted-average grant-date fair value of warrants granted during the nine months ended September 30, 2006 was $0.19.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK (Continued)

A summary of the status of the non-vested shares as of September 30, 2006 and changes during the nine months then ended is presented below:

                                              Weighted-Average
            Warrants               Shares   Grant-Date Fair Value
-------------------------------- ---------- ---------------------
Not Vested at December 31, 2005           - $                   -
Granted                             315,000                  0.33
Vested                             (221,667)                 0.30
Forfeited                                 -                     -
                                 ---------- ---------------------
Not Vested at September 30, 2006     93,333 $                0.40
                                 ========== =====================

As of September 30, 2006, there was $78,357 of total unrecognized expense related to non-vested share-based payments. That cost is expected to be recognized over a weighted-average period of 0.2 years. The total fair value of warrants vested during the nine months ended September 30, 2006 and 2005 was $151,492.

NOTE 4 - INCOME TAXES

The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:
                                                              September 30,
                                                                  2006
                                                              ------------
Deferred tax assets:
 Organization costs                                           $         46
 Research and development equipment                                  1,466
 Net operating loss carryforwards                                  153,227
                                                              ------------
Total deferred tax assets                                     $    154,739

Deferred tax liabilities:
 Patent application costs                                     $      6,416
 Depreciation                                                          232
                                                              ------------
Total deferred tax liabilities                                $      6,648

Total deferred tax assets                                     $    154,739
Total deferred tax liabilities                                      (6,648)
Valuation allowance                                               (148,091)
                                                              ------------
Net deferred tax asset (liability)                            $          -

These amounts have been presented in the financial statements as follows:
 Current deferred tax asset (liability)                       $          -
 Non-current deferred tax asset (liability)                              -
                                                              ------------
                                                              $          -
                                                              ------------

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Continued)

At September 30, 2006, the Company has net operating loss carryforwards of approximately $796,000 available to offset future taxable income and expiring beginning in 2023 through 2026. The Company has experienced losses since inception and has not yet generated any revenues; therefore, the Company has established a valuation allowance of $148,091 to offset the net tax assets from the net operating loss carryforwards.

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to income (loss) before income tax as follows:
                                                                For the Period
                                                                From Inception
                                          For the Nine Months   On May 6, 2003
                                          Ended September 30,      Through
                                       ------------------------  September 30,
                                           2006         2005         2006
                                       ------------  ----------  ------------
Income (loss) before income taxes      $ (2,917,067) $ (121,507) $ (3,494,889)
Expected combined federal and state
income tax rate                               20.0%       20.0%         20.0%
                                       ------------  ----------  ------------
Expected income tax expense
(benefit) at statutory rates               (583,413)    (24,301)     (698,978)
Federal benefit of state taxes               21,878         911        26,212
Tax effect of:
 Compensation paid with warrants             16,745           -        16,745
 Consulting paid with common stock          113,507           -       113,507
 Consulting paid with warrants              201,865           -       201,865
 Interest paid with common stock            192,500           -       192,500
 Meals and entertainment                         20           -            58
 Change in valuation allowance               36,898      23,390       148,091
                                       ------------  ----------  ------------
Net income tax expense (benefit)       $          -  $        -  $          -
                                       ------------  ----------  ------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the nine months ended September 30, 2006 and 2005, respectively, shareholders of the Company loaned $90,100 and $135,800 to the Company. Previous to April 2006, the loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum. In April 2006, the Company issued 1,400,000 shares of common stock to further extend the loans. The loans now bear interest at 6% per annum and are due December 31, 2006. At September 30, 2006, the Company owes a total of $446,499 to the shareholders. During the nine months ended September 30, 2006 and 2005, respectively, the Company accrued or imputed interest expense totaling $20,369 and $16,754.

Note Payable   In September 2005, the Company issued a 5% $600,000 note
payable to repurchase common stock. The note and accrued interest are all due in September 2009. During the nine months ended September 30, 2006 and 2005, respectively, interest expense on the note payable amounted to $22,438 and $0.

Management Compensation - In February 2006, the Company granted 175,000 Class A warrants to an officer of the Company for services valued at $38,198 to be provided through January 31, 2007.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2006, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7   NET LOSS PER COMMON SHARE

The following data shows the amounts used in computing net loss per common share:

                                                                For the Period
                                                                From Inception
               For the Three Months       For the Nine Months   On May 6, 2003
                Ended September 30,       Ended September 30,      Through
             ------------------------  ------------------------  September 30,
                 2006         2005         2006         2005         2006
             ------------  ----------  ------------  ----------  ------------

Net loss available
to common
shareholders
(numerator)  $   (110,733) $  (19,929) $ (2,917,067) $ (121,507) $ (3,494,889)
             ------------  ----------  ------------  ----------  ------------

Weighted average
number of common
shares outstanding
(denominator)  17,289,037  70,223,034    16,695,586  70,223,034    52,005,535
             ------------  ----------  ------------  ----------  ------------

At September 30, 2006, the Company had 14,315,000 Class A warrants and 13,965,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. At September 30, 2005, the Company had 13,405,000 Class A warrants and 13,405,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                 LIPIDVIRO TECH, INC. AND SUBSIDIARY
                    (A Development Stage Company)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   COMMITMENTS

In February 2006, the Company signed a research agreement that requires payment of $5,000 per month for two years. Through September 30, 2006, the Company has made payments of $15,000 on this agreement and has accrued a liability of $30,000 for past-due payments.

In February 2006, the Company signed a research agreement that required payment of $3,000 per month for six months. In May 2006, the Company terminated this agreement. Through September 30, 2006, the Company made payments of $12,000 on this agreement.

In February 2006, the Company signed a research agreement that required payment of $2,080 per month for six months. In May 2006, the Company terminated this agreement. Through September 30, 2006, the Company made payments of $8,320 on this agreement.

NOTE 9   SUBSEQUENT EVENTS

Common Stock Issuance - In October 2006, the Company issued 80,000 shares of common stock for services.

Class B Warrant Issuance   In October 2006, the Company granted 25,000 Class B
warrants for services.

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

Business Development.
---------------------

     Clinical Trial d-OSABibs. During the third fiscal quarter of 2006, we performed multiple administrative tasks in preparation for our first clinical trial which is designed to treat 100 Ischemic Brain Stroke patients with d-OSABibs Therapy. During the quarter, we continued trial protocol development, Investigational Review Board application development and refined details associated with independent data management for trial data. Many of these operations are ongoing. The Company will need to find a partner or execute a new round of financing to subsidize this clinical trial.

     Equipment Development. During the third fiscal quarter of 2006, the Company continued development of the d-OASB equipment platform, focusing on design and manufacturing of complete systems, including disposables for use in clinical trials. Once manufactured, equipment reliability, reproducibility and sterility require testing and verification prior to use in clinical trials. These operations are ongoing. The Company will need to find a partner or execute a new round of financing to commercialize this equipment.

     Grants, Partnering and Financing. During the third fiscal quarter of 2006, the Company explored multiple financing options in efforts to attain financing sufficient to execute the Company's d-OSAB development efforts and corporate development objectives. These efforts include equity, debt, partnering, grants and combinations thereof. These operations are also ongoing and require execution for the Company to meet overall goals of product and corporate development.

     Corporate Development - Board of Directors. After the quarter ended, the Company expanded its Board of Directors adding Steve Keyser as Chairman of the Board and Linda C. Sharkus, Ph.D. as a member.

     Mr. Keyser joins the Company bringing 24 years of experience in private equities research and asset management. Mr. Keyser's research and analysis experience spans multiple industries, including biotech and healthcare. Mr. Keyser founded LipidViro Tech in 2003 and now joins the Company as Chairman of the Board of Directors.

     Dr. Sharkus, is President of Acquis Associates, Inc., an executive search firm that specializes in the Chemical and Allied Industries; she also serves as a management consultant for emerging companies providing editorial advertising through Global Media Fund, independent equity research and assistance in identifying sources of financing. Dr. Sharkus specialized in her over 20 years professional experience in the biotechnology, chemical and polymer industries allowing her to advise clients with in-depth understanding of business management, with particular strength in technology. Prior to her work in recruitment, she was a scientist at Rohm and Haas in Biocides/Industrial Chemicals and impact modifiers for PVC in their Plastics Division. She has a B.S. Degree in Chemistry from Boston College and a Ph.D. in Organic Chemistry from University of California, Davis. She is a member of the Society of Human Resources Management and the American Chemical Society.

     Corporate Development - Scientific Advisory Board. During the third fiscal quarter of 2006, the Company created the Company's Scientific Advisory Board with an initial five members:

Byron Murray, Ph.D., Professor, Dept. of Microbiology & Molecular Biology, Brigham Young University, Provo, UT.

David S. Ucker, Ph.D., Professor, Department of Microbiology and Immunology, University of Illinois, Chicago, IL.

Marilyn Rymer, M.D., Professor of Medicine, Saint Luke's Hospital, Kansas City, MO.

Myron Ginsberg, M.D., Peritz Scheinberg Endowed Chair in Neurology, University of Miami School of Medicine.

Tonmoy Sharma, MSc, MRCPsych, Ph.D., Chief Scientific Consultant, The Cognition Group.

Members of the Scientific Advisory Board ("SAB") are compensated with twenty-five thousand (25,000) shares of Rule 144 common stock of the Company and ten thousand (10,000) Class B Warrants payable over the course of their one year term. Subsequent to the third fiscal quarter, SAB Members were issued ten thousand (10,000) shares of common stock under Rule 144, and five thousand (5,000) Class B Warrants.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

     During the nine months ended September 30, 2006, and 2005, respectively, shareholders of the Company loaned $90,100 and $135,800 to the Company. Previously, the loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum. In April 2006, the Company issued 1,400,000 shares of common stock valued at $1,000,000 or $0.7143 per share to further extend the loans. The loans now bear interest at 6% per annum and are due December 31, 2006.

     During the nine months ended September 30, 2006, share-based payments resulted in expenses of $1,135,637.

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

Item 5.   Other Information.
          ------------------

     In October 2006, the Company issued 80,000 shares of common stock for services.

     Also in October 2006, the Company granted 25,000 Class B warrants for services.

     Subsequent to the end of the quarter, we appointed Steve Keyser as Chairman of the Board of Directors and Dr. Linda C. Sharkus to the Board of Directors. See Item 6.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

          31 302 Certification of Kenneth P. Hamik

          32 906 Certification

8-K Current Report dated October 16, 2006, regarding the addition of Steve Keyser as Chairman of the Board and Dr. Linda C. Sharkus to the Board of Directors, filed October 25, 2006.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LIPIDVIRO TECH, INC.


Date:  11/14/2006                  By/s/Kenneth P. Hamik
      --------------                 -------------------
                                     Kenneth P. Hamik
                                     President, CFO and Director