Form 10KSB
period 2006-12-31
LIPIDVIRO TECH INC
filed 2007-04-17
CIK 6732

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-49655

LIPIDVIRO TECH, INC.

(Name of Small Business Issuer in its Charter)

Nevada	87-0678927
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1338 S. Foothill Drive. #126

Salt Lake City, Utah 84108

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 583-9900

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes

[  ] No [X]

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

April 16, 2007 - $13,667.79. There are approximately 13,667,787 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

None; not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Not applicable.

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

April 14, 2007:  Common – 17,805,042

April 14, 2007:  Class A Warrants – 14,280,000

April 14, 2007:  Class B Warrants - 14,140,000

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I 3

Item 1. Description of Business 3

Item 2. Description of Property 14

Item 3. Legal Proceedings 14

Item 4. Submission of Matters to a Vote of Security Holders 14

PART II 14

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  14

Item 6. Management’s Discussion and Analysis or Plan of Operation 17

Item 7. Financial Statements. 23

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  24

Item 8(A)T. Controls and Procedures. 24

Management’s Annual Report on Internal Control Over Financial Reporting 24

Item 8(B). Other Information. 24

PART III 24

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  24

Item 10. Executive Compensation 26

Item 11. Security Ownership of Certain Beneficial Owners and Management 27

Item 12. Certain Relationships and Related Transactions 29

Item 13. Exhibits 29

Item 14. Principal Accounting Fees and Services 30

SIGNATURES 31

PART I

Item 1. Description of Business

Business Development

For a discussion of the business development of Lipidviro Tech, Inc., (“our Company” or “we,” “our,” “us” or words of similar import) for the years ended December 31, 2005, 2004, and 2003, see our 10-KSB Annual Reports for the years then ended, filed April 21, 2006, April 14, 2005, and April 14, 2004, respectively, with the Securities and Exchange Commission, and which are incorporated herein by this reference.  See Part III, Item 13.

Business Developments for the year ended December 31, 2006.

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

We extended the Warrant Exercise period on our Class A and B Warrants to June 30, 2008.  This will allow owners of our Class A and B Warrants to exercise Warrants between June 1, 2006, and June 30, 2008. The expanded Warrant Exercise period provides Warrant owners greater flexibility to convert their Warrants to common stock.  For additional information, see our Press Release that was filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission on April 17, 2006.  See Part III, Item 13.

Business

Overview.

LipidViro Tech, Inc. (OTCBB: LVRO) is an early-stage biotechnology company engaged in research and commercial development of two primary platforms: d-OSAB Therapy, a treatment targeting cardiovascular disease and stroke; and PathPure, a purification process for production of pathogen-free biologics.

LipidViro d-OSAB Therapy is a new, re-engineered doseable form of a traditional therapy known as OSAB-uc for uncontrolled dosing. The traditional OSAB-uc cannot be commercialized due to poor, immeasurable dosing, but has generated a lengthy, multi-year safety profile demonstrating safety and non-toxicity in over five million treatments delivered to more than 350,000 patients.

Proprietary technology developed and exclusively owned by LipidViro Tech produces the only doseable OSAB therapy, known as d-OSAB. During 2007, LipidViro is scheduled to commence a 100 patient Phase IIa study, treating patients who have suffered an Ischemic Brain Stroke with LipidViro d-OSAB Therapy.

Risk Factors.

If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.

For the twelve months ended December 31, 2006, we incurred a net loss of $ 3,289,004, and from inception of development stage through December 31, 2006, we have incurred an accumulated deficit of $ 3,866,826.  We expect to continue to incur losses for the foreseeable future as we continue funding for pre-clinical research and other activities related to operations, research and development.  Should we seek to develop products that require regulatory approval to sell the products, the regulatory process will take a number of years and will require significant amounts of capital.

As of December 31, 2006, we had cash, cash equivalents and short-term investments equal to approximately $0.  We require immediate financing to provide sufficient working capital for our research and development activities for the next year.  For these operational and research and development activities, we will require additional capital in amounts that cannot be quantified, but are expected to be significant.  We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants or through public or private equity or debt financings.  Additional financing may not be available on terms favorable to us, or at all.  If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

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

Our technology, and hence, our business, at present is limited to evaluating the capacity of the d-OSAB platform and our proprietary process to inactivate pathogens, including virus and prions, and treat different cardiovascular diseases.

Accordingly, if our technology does not prove to be safe or effective, or if we otherwise fail to receive regulatory approval for our potential product indications, our business prospects would be significantly harmed and we could be required to cease operations.

Our pre-clinical studies may be delayed or unsuccessful.

Our future success depends in large part upon the results of pre-clinical studies designed to evaluate the capacity of the dOSAB platform and our proprietary process to inactivate pathogens including virus and prions, and treat different cardiovascular diseases, so that we can select potential products for commercial development. The ultimate results of pre-clinical studies cannot be predicted with accuracy and may be impacted by many variables.  We cannot be sure whether planned pre-clinical research will begin on time or will be completed on schedule or at all.  Delay or failure to complete pre-clinical studies may delay or prevent us from identifying potential products for commercial development, which would materially harm our business.  For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation, because we are unable to secure financing of operations and research.

We intend to seek collaborations in order to further develop our products.

If we are unsuccessful in attaining these collaborations, the development of our products could be adversely affected, and we may incur significant unexpected costs.  We intend to seek collaborations with strategic partners, licensors, licensees and others.  We may be unable to attain collaborations or licensing arrangements necessary to develop our technology or on favorable terms.  Any current or future collaborations or licensing arrangements may not be successful.  In addition, parties we collaborate with may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements.  If we were to enter into any collaboration, one or more of parties in such may fail to achieve product development objectives; this failure could harm our ability to fund related programs and develop or commercialize products.

We may not be able to continue in our research facilities.

We have outsourced our clinical research to independent laboratory facilities where our primary research is conducted.  We may encounter a time when the lab is no longer available to our research, therefore limiting our research until arrangements for other facilities can be negotiated. Furthermore, we may encounter halts and delays related to our research as a result of:

· Lengthy approvals required for government regulated materials key to our research that may delays or may make certain materials unavailable to our outsourced research facilities;

· New regulatory requirements for laboratory facilities that may delay our research efforts;

· Unforeseen cost overruns;

· Other unforeseeable factors that arise from not owning and operating our laboratory facilities; and

· Failure to maintain financial obligations with our outsourced laboratory facilities.

Our industry is intensely competitive.

The biotechnology industry is intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies and other private and public research organizations.  We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

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

In addition to patents, we rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  It is our policy to require our employees, certain contractors, consultants, members of our Panel of Scientific Advisors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of a business relationship with us.  We cannot assure you that these agreements will not be breached, that they will provide meaningful protection of our trade secrets or know-how or adequate remedies if there is unauthorized use or disclosure of this information or that our trade secrets or know-how will not otherwise become known or be independently discovered by our competitors.

If it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technology infringes on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology.

We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable.  In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies.  Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors’ products.  Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could significantly harm our business.

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

There can be no assurance that there will be an active trading market for our common stock or that the market price of our common stock will not decline below its present market price.  The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile.  Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

· material public announcements;

· actual or potential clinical results with respect to our products under development or those of our competitors;

· the announcement and timing of any new product introductions by us or others;

· technical innovations or product development by us or our competitors;

· regulatory approvals or regulatory issues;

· developments relating to patents and proprietary rights;

· political developments or proposed legislation in the medical device or healthcare industry;

· economic and other external factors, disaster or crisis;

· changes to our management;

· period-to-period fluctuations in our financial results or results which do not meet or exceed analyst expectations; and

· market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  We may, in the future, be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management’s attention and resources, which could harm our business and results of operations.

Shares eligible for future sale.

The future sale of a substantial number of shares of our common stock, or the perception that such sales could occur, would impact the market price of our common stock.

The future sale of a substantial number of the new shares issued to LipidViro-Utah shareholders, or the exercise and sale of the common stock underlying the A or B warrants or the perception that such sales could occur, would also impact the market price of our common stock.  If a substantial number of these newly issued shares of common stock that have become available for sale or will be available for sale in the future are sold, the market price of our common stock may be negatively impacted.  It is believed that all of these securities are freely tradable without registration under the Securities Act of 1933, as amended (the “Securities Act”), by reason of their issuance under Section 3(a)(10) thereof.

Existing stockholders may experience substantial dilution.

In connection with the LipidViro-Utah Reorganization Agreement and subsequent business related warrant issuance, we are obligated to issue additional shares of common stock in the event 14,490,000 “A” warrants and 14,065,000 “B ” warrants are exercised, which will have the effect of diluting the ownership of our stockholders.  In addition, we require immediate financing which if funded through equity financings, would further dilute existing stockholders.

Risks related to our stock ownership and controlling shareholders.

A small number of our shareholders own in excess of 50% of our outstanding voting securities.  These shareholders may have individual interests that are different from new investors or management, and will be able to exercise significant control over matters requiring stockholder approval.  This could include the election of directors who in turn elect all officers and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

Principal Products or Services and their Markets

We are currently conducting pre-clinical laboratory research focused on the development of therapeutics and biological products that utilize our proprietary d-OSAB platform, processes and equipment. Our Company currently has no approved, saleable products or services, and accordingly, is considered to be a biotechnology company in the development stage.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

The biotechnology industry is extremely competitive, and we may not be able to develop, perfect or acquire rights to new products with commercial potential.  We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages.  We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies and other private and public research organizations.  We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

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

In addition to future patents, we rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  It is our policy to require our employees, certain contractors, consultants, members of our general board and scientific advisory panels and parties to collaborative agreements to execute confidentiality agreements upon the commencement of a business relationship with us.  We cannot assure you that these agreements will not be breached, that they will provide meaningful protection of our trade secrets or know-how or adequate remedies if there is unauthorized use or disclosure of this information or that our trade secrets or know-how will not otherwise become known or be independently discovered by our competitors.  We will pursue all legal avenues to ensure however that any breach is held accountable by the fullest extent of the law.

We can give no assurance that there will be an active trading market for our common stock and warrants or that the market price of the common stock will not decline below its present market price.  The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile.  Factors that have had, and are expected to continue to have, significant impacts on the market price of our common stock include:

· intellectual property developments by us or our competitors;

· legislation in the field of biotechnology, medicine or healthcare;

· economic, environmental or disasters;

· management turnover;

· product development by us or our competitors;

· technical innovations by us or our competitors;

· regulatory issues or approvals;

· financial and analyst expectations;

· market trends relating to or affecting stock prices;

· press releases;

· clinical results under development or those of our competitors; and

· new products announced by us or our competitors.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have filed for patent protection in the U.S. and abroad seeking protection of various aspects of our d-OSAB platform technology,  including equipment, devices, processes, potential products and compounds.  To date, we have not been issued or denied patent protection on our patent applications.  Where necessary, we may attempt to obtain rights to various patents and patent applications under licenses with third parties that provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries.

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

Need for any Governmental Approval of Principal Products or Services

General.

Drugs, devices and biologic products must satisfy rigorous standards of safety and effectiveness before they can be approved or, in the case of some medical devices, “cleared” for commercial marketing by the U.S. Food and Drug Administration, or the FDA.  The FDA has extensive power and discretion over this approval process, subject to the provisions of its governing statutes, which consist principally of the Federal Food, Drug, and Cosmetic Act with respect to pharmaceuticals and medical devices, and the Public Health Service Act in the case of drug or device products of a biological nature, such as processed plasma.

The FDA also has promulgated detailed regulations to implement these statutes and has issued various non-binding guidance documents to advise industry on matters in more detail on statutory and regulatory requirements. In evaluating the regulatory status of any proposed product, many different factors are involved and, thus, there may be additional statutory/regulatory provisions or requirements that are unique to a particular product that are not included in this general discussion.

In defining a product’s regulatory status, several key factors must be considered such as, but not limited to:

· the product’s intended use as derived from proposed labeling;

· its primary mode of action;

· whether the active ingredient is derived from chemical synthesis, which normally is regulated as a drug under the Federal Food, Drug, and Cosmetic Act, or is a product derived from biotechnology, such as recombinant DNA, or human, animal or plant sources, in which case it commonly, but not always, is regulated as a biologic under the Public Health Service Act and a biological drug under the Federal Food, Drug, and Cosmetic Act;

· whether it is a virus, therapeutic serum, antitoxin, vaccine, blood, blood component, blood derivative, allergenic product, or analogous product or other very specific products, in which case it is regulated under the Public Health Service Act as a biologic and, if applicable, under the Federal Food, Drug, and Cosmetic Act, as a biological drug; and

· the FDA’s prior handling of similar products, which has, in a number of cases, treated products differently than would appear to be required under a reading of applicable statutes.

The extent and nature of the FDA regulatory requirements also will depend on the labeled uses, or indications, for which approval is sought and the type, complexity and novelty of the product.  In the case of medical devices, the Federal Food, Drug, and Cosmetic Act requires that the most risky products, referred to as Class III devices, be the subject of a pre-market approval application under Section 515 of the Federal Food, Drug, and Cosmetic Act.  A pre-market approval application usually requires that the applicant conduct well-controlled clinical studies to demonstrate the safety and effectiveness of its medical device.  Other medical devices can be cleared for marketing by the FDA pursuant to what is known as a pre-market notification. Clearance of a pre-market notification filing relies on a finding by the FDA that the applicant’s device is substantially equivalent to a lawfully marketed device that itself does not require a pre-market approval application.  And, in the case of other even less risky devices, the FDA has eliminated the need to file a pre-market notification at all, although the product and its maker generally are still subject to the other general controls contained in the Federal Food, Drug, and Cosmetic Act and the device regulations.  The part of the FDA having primary jurisdiction over medical devices is the Center for Devices and Radiological Health, or Devices Center.

Drug products and biological drug products whose active ingredients have never been approved by the FDA or which, although having the same ingredient, differ in a substantial way from an approved product usually will require the applicant to file a full new drug application containing substantial evidence in the form of well-controlled clinical investigations that the drug product or biological drug product is safe and effective for its labeled indication(s).  In contrast, a generic version of a previously approved drug product may be approved by the FDA under an “abbreviated” new drug application in which the showing of safety and effectiveness is satisfied by the applicant proving that its drug is bioequivalent to the drug product originally approved under a full new drug application that forms the basis for the abbreviated new drug application.  To qualify for the abbreviated new drug application process, a generic drug, with some limited exceptions, must be identical to that of the drug covered under the full new drug application as to active ingredient, labeling, dosage strength, dosage form and route of administration.  The part of the FDA having primary jurisdiction over drugs is the Center for Drug Evaluation and Research, or Drugs Center, and over biological drugs is the Center for Biologics Evaluation and Research, or Biologics Center.

Biologics are regulated under the Public Health Service Act, which prohibits marketing them without an approved license from FDA known as a Biologics License Application.  Biologics regulation, under the Public Health Service Act, also focuses on whether a biologic is pure, safe and potent. Biologics License Applications for therapeutic biological drug products are similar to new drug applications and well-controlled clinical investigations to show safety and effectiveness are often required.  The regulation of biologics also is impacted by the fact that biologics may be used in conjunction with a medical device such as a diagnostic kit.  If used in conjunction with a device, the biologic product must satisfy the Public Health Service Act requirements and also may need to go through the pre-market approval application procedure, which may require that the applicant conduct clinical studies to secure approval.  There is no mechanism existing today that provides for a Biologics License Application for a “generic” biologic drug.  If the FDA grants marketing approval of a product, this approval will be limited to those disease states and conditions for which the product has been demonstrated to be safe and effective.  Any product approval also could include significant restrictions on the use or marketing of a firm’s products or include other conditions, such as the performance of post-approval studies to monitor known or suspected adverse reactions. Product approvals, if granted, are subject to potential withdrawal, either voluntarily or involuntarily through legal process, for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products.

Non-U.S. approval to market drugs, devices and biologic products are subject to individual country standards of safety and effectiveness, wherein the overall regulatory process leading to commercialization may be significantly different.

Regulatory Status of Our Products.

Due to the early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of any of our potential products or which center of the FDA might have primary responsibility for review of our regulatory submissions.  Depending on the claims made and the FDA’s ruling regarding the regulatory status of our products, they may be designated as devices, biologics or as combination products.  However, we anticipate that regardless of regulatory designation, we will need to conduct pre-clinical and clinical studies to prove the safety and effectiveness of all potential products we may attempt to commercially develop.

To support a regulatory submission, the FDA commonly requires clinical studies to show safety and effectiveness.  While we cannot currently state the nature of any such studies that the FDA may require due to our early stage of product research, it is likely any product we attempt to develop will require extensive and time-consuming clinical studies in order to secure approval.

If we come to a point where we have selected specific products for commercial development in the United States, once we have sufficient information to design our pre-clinical and clinical development plans, we will seek the FDA’s input on those plans and, more specifically, the agency’s requirements for approval. However, the FDA may insist upon changes to a development plan previously agreed to by the FDA if new information shows that the plan may present safety or effectiveness concerns.  The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.

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

Clinical Studies - General.

Assuming we are able to select a product for commercial development, depending on the regulatory status of a potential product, we will likely need to conduct significant additional research before we can file applications for product approval.  Typically, in the drug, device and biologics industries there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials.  Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the drug industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses.  In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in the FDA policy during the process of clinical trials.  In order to conduct clinical investigations on a new drug product, for example, whether of chemical or biological origin, that have not been previously approved in the United States or have not been approved for the labeled indication being sought by an applicant, the applicant or sponsor must first file an Investigational New Drug (“IND”) application with the FDA.  Such application must contain, among other things, detailed information on the proposed drug product, the contemplated protocol for conducting the clinical investigation and any available safety and effectiveness information on the proposed drug product. In addition, an Institutional Review Board must approve the protocol to ensure that it provides adequate protection of the rights of the human subjects to be included in the clinical study.  If the FDA does not object to the IND application, the study may begin after 30 days from the date the IND application was filed.  The FDA may affirmatively approve the IND application prior to the expiration of the 30-day period, at which point the clinical study may begin.

If human clinical trials of a device are required for a pre-market approval application and if the device presents a significant risk as defined in the FDA’s regulations, the sponsor of the trial (usually the manufacturer or the distributor of the device) must submit an Investigational Device Exemption (“IDE”) filing prior to commencing human clinical trials.  The IDE application must be supported by data, typically including the results of animal and laboratory testing and include the proposed protocol governing the clinical study.  If the IDE application is approved by the FDA and an appropriate Institutional Review Board, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

Submission of an IDE application or IND application does not give assurance that the FDA will not object to the IDE application or IND application.  Furthermore, even if the IDE application or IND application becomes effective, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the drug or device or warrant the continuation of clinical studies.  In addition, the regulations governing IND’s and IDE’s are extensive and involve numerous other requirements including that, generally, an IDE application or IND application supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. Deviation from these regulatory requirements can lead to the FDA refusing to consider the study in support of a commercial marketing application.

In some circumstances, sponsors of clinical trials are permitted to sell investigational drugs, biologics or devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. If we elect to pursue this option, we will need to seek the FDA’s approval if the clinical investigation is conducted under an investigational new drug or an investigational device exemption.  The FDA routinely does not grant such approvals.  Typically, a showing of special need is required.

Effect of Existing or Probable Governmental Regulations on the Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

We spent $ 1,706,671 in research and development costs during the period from January 1, 2006, through December 31, 2006, through LipidViro-Utah, our predecessor.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full Time Employees

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

We outsource our clinical research to independent laboratory facilities in which our primary pre-clinical research is conducted.  We believe laboratory facilities are available that include equipment and laboratory personnel necessary to conduct our anticipated pre-clinical research during the fiscal year 2007.  We have no laboratory studies in progress at this time.

Whenever possible, we have utilized unpaid consultants to perform certain functions of our business, including, but not limited to: business development, product development, strategic planning, corporate structuring, patent and intellectual property strategies, research, drug development and, equipment development.  No cash, stock or compensation of any kind has been paid or promised to any unpaid consultant.  During the fiscal year 2007, we expect to continue to utilize unpaid consultants whenever possible to maintain low overhead expenses. In the event there are no unpaid consultants available to assists us, we are able to manage all of our operational aspects without the assistance of any such unpaid consultants.

As of December 31, 2006, no board member or officer had received any cash compensation from our Company.  Once our Company is better capitalized, we plan on creating a compensation plan with benefits, intended to assist in attracting and retaining qualified officers and personnel.  We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 2. Description of Property

We own no real estate and do not lease office space for management and administrative functions.  All administrative functions are conducted from home-based offices located in the homes of our officers and employees.  We have not had a need to rent office space and have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from the home-based offices of our officers and employees during fiscal year 2007.  There is no expense to us for these home based offices other than incidental office supplies. At some point, we may require additional office space requiring rental expense, but we do not anticipate any such need during fiscal year 2007.

We have historically outsourced our clinical research to independent laboratory facilities in which our primary pre-clinical research is conducted.  Should we attain additional financing, we plan to utilize outsourced laboratory facilities that have available, and include equipment and laboratory personnel necessary to conduct all anticipated pre-clinical research during the fiscal year 2007.

We own no office space, research facilities or real estate; we have no need or anticipated need to lease office space or any real estate to conduct our operations in the near future or during fiscal 2007.  We have outsourced our research by contracting independent research facilities to conduct our research, negating the need to rent or lease research facilities and research equipment. We conduct all administrative and managerial functions from the home-based offices of our officers and employees.  At some point in the future, we may require additional office space and our own research facilities that would necessitate rental or lease expenses.  We do not anticipate any such need for these offices or research facilities during fiscal year 2007.  (See “Offices, Research Facilities” above)

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the calendar year covered by this Annual Report or during the three previous calendar years; however, we did file an Information Statement that was mailed to our shareholders on July 23, 2003, and filed with the Securities and Exchange Commission on July 23, 2003, that notified our shareholders that persons owning a majority of our outstanding voting securities had approved amendments to our Articles of Incorporation to increase our authorized capital and provide that the Board of Directors could change the name of our Company without stockholder approval.  Our Definitive Information Statement is incorporated herein by reference.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is no “established trading market” for our shares of common stock. We are listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “LVRO”; however, management does not expect any established trading market to develop unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  All of these persons have satisfied the one-year holding period requirement of Rule 144.  See “Sales of Unregistered Securities During the Past Three Years,” of this Annual Report.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2006 and 2005.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the fourth quarter of 2002.

Period	High	Low
January 1, 2006 through March 31, 2006	$1.06	$0.80
April 1, 2006 through June 30, 2006	$2.01	$1.05
July 1, 2006 through September 30, 2006	$1.95	$0.35
October 1, 2006 through December 31, 2006	$1.15	$0.35
January 1, 2005 through March 31, 2005	$1.21	$1.07
April 1, 2005 through June 30, 2005	$1.21	$1.07
July 1, 2005 through September 30, 2005	$1.07	$1.07
October 1, 2005 through December 31, 2005	$1.07	$0.71

All quotes have been adjusted for the 7 for 1 forward split on April 17, 2006.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 1,629, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	10,500,000	$0.01	10,500,000
Total	10,500,000	$0.01	10,500,000

In March, 2003, our Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2006, total awards available to be granted from the Plan amounted to 10,500,000.

Recent Sales of Unregistered Securities

During the last three years we issued the following unregistered securities:

Name	Date	Number of Shares	Consideration
Various	5/03	175,000	$0.0043
Various	5/03	13,405,000	$0.0071
Various	6/03	55,125,000	$0.0043
Various	6/03	26,250	$0.0043
Lipidviro-Utah	1/04	1,491,784	Reorganization
Benedente Holding, LLC	4/3/06	1,400,000	Financing
Geribald LLC	4/3/06	616,000	Consulting
Janette Diller-Stone	4/3/06	150,003	Financing
Kenneth P. Hamik	4/3/06	175,000	Class A Warrants Management
Geribald, LLC	4/3/06 4/3/06	560,000 560,000	Class A Warrants Class B Warrants
Chris Chapman	4/3/06	140,000	Class A Warrants Clinical Trials
Acquis Associates, Inc.	6/26/06	25,000	Consulting
Byron Murray	10/16/06	10,000	Scientific Board
Byron Murray	10/16/06	5,000	Class A Warrants Scientific Board
David S. Ucker	10/16/06	10,000	Scientific Board
David S. Ucker	10/16/06	5,000	Class A Warrants Scientific Board
Tonmoy Sharma	10/16/06	10,000	Scientific Board
Tonmoy Sharma	10/16/06	5,000	Class A Warrants Scientific Board
Myron Ginsberg	10/16/06	10,000	Scientific Board

Myron Ginsberg	10/16/06	5,000	Class A Warrants Scientific Board
Marilyn Kymer	10/16/06	10,000	Scientific Board
Marilyn Kymer	10/16/06	5,000	Class A Warrants Scientific Board
Michael J. Larson, LLC	10/16/06	30,000	Accounting Services

We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our Company; and each had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2006, for the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2006 through October 31, 2006	None	None	None	None
Month #2 November 1, 2006 through November 30, 2006	None	None	None	None
Month #3 December 1, 2006 through December 31, 2006	None	None	None	None
Total	None	None	None	None

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Overview.

LipidViro Tech, Inc. (OTCBB: LPVT) is a development-stage biotechnology company engaged in research and commercial development of d-OSAB, a device-based multi-therapeutic platform.

d-OSAB Therapy is a new, re-engineered doseable form of a traditional therapy known as OSAB-uc for uncontrolled dosing.  Used for more than 20 years, OSAB-uc cannot be commercialized due to immeasurable dosing, but has generated a lengthy, multi-year safety profile demonstrating safety and non-toxicity in over 5 million treatments delivered to more than 350,000 patients.

The d-OSAB technology and intellectual property are developed and exclusively owned by LipidViro.  The Company’s first disease targets are Ischemic Brain Stroke and Chronic Heart Failure; two diseases with few viable treatment options and markets exceeding $20 billion annually (U.S. & EU only).

LIPIDVIRO d-OSAB THERAPY.

During fiscal 2006, we continued commercial development of d-OSAB Therapy. LipidViro d-OSAB is designed to generate multiple therapeutics from a single platform.  This model leverages one-time design costs across multiple products, shortening subsequent product development cycles.

d-OSAB Therapy uses a small volume of the patient’s blood which is removed and oxidatively stressed by the d-OSAB device, inducing apoptosis in leucocytes.  The treated blood is returned to the patient intravenously, where the patient’s body recognizes the apoptotic cells and responds in two specific ways:

· Halting production of chemicals that cause inflammation; and

· Producing chemicals which reduce inflammation.

The net result is a powerful fast-acting anti-inflammatory therapy which appears to specifically target areas of inflammation.  Potential therapeutic applications include diseases where acute and chronic inflammation play significant roles.

 LipidViro d-OSABibs Therapy

Targeting Ischemic Brain Stroke.

Stroke Statistics.     Stroke is the second leading cause of death worldwide and is the leading cause of disability in the U.S., affecting more than four million people.  Annually, stroke strikes more than 700,000 persons in the U.S, and 1,000,000 persons in the EU.

According to the American Heart Association (“AHA”) 2005 statistics, 7.6 percent of stroke patients die within 30 days; and 25% die within one year.  More than 50% of surviving patients suffer permanent disabilities which require long-term care.

Ischemic Brain Stroke - Background.     While inflammation is a natural response to acute injury, the consequences during stroke are often deadly. Brain stroke is caused by a blocked blood vessel that deprives surrounding tissue of blood and oxygen.  The reduced blood supply, known as ischemia, is responsible for the name Ischemic Brain Stroke.

Lack of adequate blood supply causes brain cells to elicit an acute inflammatory response.  Inflammation aggravates conditions by further reducing blood flow and enlarging the area of brain tissue which is oxygen-starved, leading to irreversible brain damage and death.

Pre-Clinical and Clinical Studies

In an unpublished study of 50 brain stroke patients treated with OSAB-uc, patients experienced rapid recovery from paralysis, cognitive deficit and slurred speech; observed recovery generally occurred within 15-30 minutes of treatment.  While the mechanism responsible for improvement is not completely clear, research suggests OSAB triggers the following cascade of events:

Rapid reduction of brain inflammation, which Improves blood flow to oxygen-starved brain tissue, resulting in Rapid recovery from paralysis, cognitive deficit and slurred speech.

Published studies report OSAB-uc causes an anti-inflammatory and vasodilatory response sufficient to dramatically improve blood flow to ischemic tissue.   Peer-reviewed clinical studies report success treating ischemic tissue with OSAB-uc.  Multiple investigators over four decades report safety and non-toxicity using OSAB-uc in humans, including a review of five million+ treatments to over 350,000 patients.

LipidViro is presently scheduling a Phase IIa study treating Ischemic Brain Stroke patients with d-OSAB to confirm these findings.  The estimated U.S. and EU market for an effective brain stroke therapy exceeds $20 billion annually.

Market Size

d-OSABibs Therapy. Total U.S. and EU market for LipidViro d-OSABibs Ischemic Stroke Therapy is based on revenue from 16 treatments including $500/treatment for Therapy, $400/treatment for disposables.

Ischemic Brain Stroke - Approved Drugs

Tissue Plasminogen Activator (tPA).     tPA is a ‘clot-busting’ (thrombolytic) drug manufactured by Genentech, approved by the FDA for treatment of stroke in 1995.  The drug works by dissolving the blood clot.  Patients are only eligible for tPA during a three hour window from time of stroke; use after three hours causes bleeding in the brain (hemorrhage) which may prove fatal; tPA patients experience significantly higher mortality rates with 1 in 15 experiencing brain hemorrhage

LipidViro d-OSABchf  Therapy

Targeting Chronic Heart Failure (CHF)

CHF Background & Statistics.     In North America, Chronic Heart Failure (“CHF”) affects more than five million people and is associated with more than 300,000 deaths each year according to the AHA . The cost of medical care, primarily resulting from repeat hospitalization, is estimated to exceed $27 billion annually. Chronic inflammation is recognized as an underlying pathology contributing to the development and progression of Chronic Heart Failure.

CHF is a debilitating condition in which the heart’s ability to function as a pump is impaired. CHF is most frequently the result of coronary artery disease or hypertension.  Patients with CHF experience a continual decline in their health, resulting in increased frequency of hospitalization and premature death.

Clinical Studies

Using a substantially similar “apoptotic” therapy, during 2006 LipidViro’s competitor Vasogen released new results from their landmark Phase III CHF study including:

· 72% of treated patients with no prior history of heart attack experienced a statistically significant reduction in risk of death or cardiovascular hospitalization; and

· 39% reduction in risk of death or first cardiovascular hospitalization in treated Class II heart failure patients.

These data support that apoptotic therapies may offer the best treatment option for a disease market that exceeds $28 billion annually (U.S. and EU).  Comparison with Vasogen’s apoptotic therapy illustrates key competitive advantages offered only by LipidViro.  We strongly believe LipidViro’s d-OSAB is the leading apoptotic therapy which places us in a unique position to rapidly enter and lead this market.

Market Size

d-OSABchf Therapy.   Total U.S. and EU market for LipidViro d-OSABchf Chronic Heart Failure Therapy, based on revenue from 16 treatments at $500/treatment for Therapy, $400/treatment for disposables.

LipidViro Proprietary Protection

LipidViro is the exclusive owner and developer of proprietary d-OSAB technology which produces d-OSAB Therapy.  To protect this technology, LipidViro developed a multi-layer strategy covering both d-OSAB technology and products developed from the d-OSAB technology platform.  The strategy consists of four separate and distinct layers of protection including:

1st layer    Our proprietary d-OSAB technology that produces and delivers a precise, measured dose of oxidative stressor to blood;

2nd layer   Our proprietary disposable Contact Device, a component of the d-OSAB technology, which provides consistent, balanced stressing of the blood sample;

3rd layer     Regulatory approval which will specifically require the use of our: (1) proprietary d-OSAB technology; (2) proprietary Contact Device and, (3) proprietary methods; and

4th layer    Patent protection covering treatment of specific diseases with our: (1) d-OSAB technology; (2) disposable Contact Device; and, (3) proprietary methods.

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

In February 2006, we signed an agreement for financial investor relations including designing and implementing print ads, press releases, optimizing our website and creating marketing campaign for our research.  We paid 150,003 of our shares of common stock for these services.  This agreement was subsequently cancelled for non-performance and the shares paid have been tagged for cancellation.

We declared a stock dividend on our common stock, payable to common stock shareholders of record as of the close of business on April 17, 2006. The dividend required a mandatory exchange of stock certificates.  The dividend was seven (7) shares of common stock payable for every issued and outstanding share of common stock, subject to the mandatory exchange of stock certificates.  Therefore, for example, if a holder owned a round lot of 100 shares, he, she or it would receive 700 shares in total after the mandatory exchange.  The payment date for the stock dividend was April 18, 2006, subject to the mandatory exchange of certificates.  All computations in this Annual Report take into account this seven (7) for one (1) dividend.  For additional information, see our Press Release filed as an Exhibit to our 8-K Current Report that was filed with the Securities and Exchange Commission April 7, 2006.  See Part III, Item 13.

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

On June 16, 2006, at the Equities Magazine Summer Conference held at the Yale Club in New York City, we offered a presentation of the d-OSAB Therapeutic Platform for treatment of cardiovascular disease, including Ischemic Brain Stroke and Chronic Heart Failure.  The presentation was a repeat of the presentation reported on the 8-K Current Report filed with the Securities Exchange Commission on February 9, 2006.  See Part III, Item 13. Equities Magazine was paid 6,000 shares of common stock by a shareholder and employee of our Company to offset expenses associated with this presentation.  We will not compensate Equities Magazine or the aforementioned shareholder for these expenses.

2006 Research & Product Development.

Overview.

Our product development research program is designed to evaluate our proprietary technologies. We have utilized the results of our pre-clinical research studies to identify potential products.  Each potential product was ranked for development priority based on our assessment of the product’s prospects for commercial success. During fiscal 2006 we focused our efforts on research and commercial development of our d-OSAB platform which targets therapeutics for treatment of cardiovascular disease and stroke.

Clinical Trial Treating Ischemic Brain Stroke

During fiscal 2006, our research efforts focused on commencing a clinical trial treating patients who suffered an acute Ischemic Brain Stroke.  Research efforts included equipment development for use in this trial, clinical trial site selection, clinical trial design and duration, independent trial overview and clinical trial review and approval by hospital Ethics Committees.  Although we made progress advancing preparation for this clinical trial, our research efforts and ability to commence this clinical trial during 2006 were substantially limited by our lack of research funding.

Intellectual Property.

During 2006, we filed for patent protection covering the d-OSAB technology platform, PathPure platform and for proprietary applications utilized by these platforms.

2006 Twelve Month Operational Plan and 2007 Milestones.

During 2006, we accomplished certain milestones set out one year ago in our operational plan.  Our 2006 Operational plan called for development of our Drug Production and Delivery System; further development of our Gas-Fluid Exchange Devices; testing of the combined system, developing intellectual property covering our technology, identification and selection of products for commercial development, corporate development and financing.

Clinical Trial d-OSABibs. During the fiscal 2006, we performed multiple administrative organizational details in preparation for our clinical trial which is designed to treat 100 Ischemic Brain Stroke patients with d-OSABibs Therapy.  During the year, we developed the treatment protocol for the clinical trial, drafted an Investigational Review Board application, procured sponsor insurance coverage for the trial and organized independent data management for trial data.  Our 2007 objectives for this clinical trial include finding a partner or executing a $2-$5,000,000 round of financing which is required to commence this clinical trial.

Equipment Development.  During fiscal 2006, we focused on equipment design enabling transition from laboratory to commercial use including design and manufacturing of complete systems and disposables for use in our Ischemic

Brain Stroke clinical trial.  Our objectives during fiscal 2007 include finding a partner or executing a new round of financing.  We must meet these objectives to continue commercial development of this equipment.

Financing, Grants & Partnering.  During fiscal 2006, we  developed applications for grants to fund research and development, and explored multiple financing opportunities.  These efforts include equity, debt, partnering, grants and any combination thereof. During fiscal 2006, we were unable to secure financing suitable to support our needs for clinical research and equipment development. During fiscal 2007, we need to secure partnering, grants or financing to meet its business objectives and conduct any substantial research or product development.

Corporate Development. During fiscal 2006, we developed and expanded our Board of Directors and Panel of Scientific Advisors.  This included expanding the Board of Directors by adding Steve Keyser as Chairman of the Board and Linda C. Sharkus, Ph.D. as a Board member.

Mr. Keyser joins the Company bringing 24 years of experience in private equities research and asset management.  Mr. Keyser’s research and analysis experience spans multiple industries, including biotech and healthcare.  Mr. Keyser founded LipidViro Tech in 2003 and now joins us as Chairman of the Board of Directors.

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

During the third fiscal quarter of 2006, we created our Panel of Scientific Advisors with an initial five members:

Byron Murray, Ph.D., Professor, Dept. of Microbiology & Molecular Biology, Brigham Young University, Provo, UT; David S. Ucker, Ph.D., Professor, Department of Microbiology and Immunology, University of Illinois, Chicago, IL; Marilyn Rymer, M.D., Professor of Medicine, Saint Luke’s Hospital, Kansas City, MO; Myron Ginsberg, M.D., Peritz Scheinberg Endowed Chair in Neurology, University of Miami School of Medicine;

Tonmoy Sharma, MSc, MRCPsych, Ph.D., Chief Scientific Consultant, The Cognition Group.

Members of the Panel of Scientific Advisors (“PSA”) are compensated with twenty-five thousand (25,000) shares of Rule 144 common stock of the Company and ten thousand (10,000) Class B Warrants payable over the course of their one year term.  Subsequent to the third fiscal quarter, PSA Members were issued ten thousand (10,000) shares of common stock under Rule 144, and five thousand (5,000) Class B Warrants.

During Fiscal 2007, we may seek to expand the Board of Directors and the Panel of Scientific Advisors to facilitate research and financing efforts.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements for the year ended December 31, 2006.

Forward-looking Statements

Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation: (i)our ability to develop products and technologies acceptable to industry; establish and maintain relationships with licensees and other users of our technology and products; and raise capital; (ii) statements preceded by, followed by or that include the words “may”,

“would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company’s reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which our Company conducts business; legislation or regulatory requirements; conditions of the securities markets; the development of products that may be superior to the products developed by our Company; competition; changes in the quality or composition of our Company’s products; our ability to develop new products; our ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

DECEMBER 31, 2006 CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                                                                                                                         PAGE

Report of Independent Registered Public Accounting Firm                                                                               F-2

Consolidated Balance Sheet, December 31, 2006                                                                                              F-3

Consolidated Statements of Operations, For the Years Ended December 31, 2006 and 2005 and

For the Period From Inception On May 6, 2003 Through December 31, 2006                                                 F-4

Consolidated Statement of Stockholders’ Equity, For the Period From Inception On May 6, 2003

Through December 31, 2006                                                                                                                     F-5 - F-10

Consolidated Statements of Cash Flows, For the Years Ended December 31, 2006 and 2005 and

For the Period From Inception On May 6, 2003 Through December 31, 2006                                      F-11 - F-12

Notes to the Consolidated Financial Statements                                                                                      F-13 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LipidViro Tech, Inc. and Subsidiary

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of LipidViro Tech, Inc. and Subsidiary [a development stage company] as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on May 6, 2003 through December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LipidViro Tech, Inc. and Subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on May 6, 2003 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that LipidViro Tech, Inc. and Subsidiary will continue as a going concern.  As discussed in Note 2 to the financial statements, LipidViro Tech, Inc. and Subsidiary has incurred losses since its inception and has not yet established profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 9, 2007

Salt Lake City, Utah

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS

December 31, 2006
CURRENT ASSETS:
Cash	$ 236
Retainer	10,000
Total Current Assets	10,236
PROPERTY AND EQUIPMENT, net	1,482

OTHER ASSETS:
Definite-life intangible assets	34,337
Deferred financing costs	31,900
Goodwill	290,317
TOTAL ASSETS	$ 368,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 249,346
Obligation to repurchase common stock	9,500
Related party loans	476,020
Total Current Liabilities	734,866

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 17,732,220 shares issued and outstanding	17,732
Capital in excess of par value	2,854,438
Deficit accumulated during the development stage	(3,866,826)

Less: Obligation to repurchase common stock	(9,500)
Total Stockholders’ Equity (Deficit)	(1,004,156)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 368,272

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2006	2005	2006
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	151,954	-	151,954
Employee compensation	147,806	-	147,919
Other general and administrative	80,923	54,227	288,293
Research and development	1,706,671	86,749	2,034,365
Total Operating Expenses	2,087,354	140,976	2,622,531
OPERATING LOSS	(2,087,354)	(140,976)	(2,622,531)

OTHER INCOME (EXPENSE):
Interest income	-	-	23
Foreign currency transaction loss	(54)	-	(54)
Related party interest expense	(1,201,596)	(31,217)	(1,244,264)
Total other Income (Expense)	(1,201,650)	(31,217)	(1,244,295)
LOSS DEFORE INCOME TAX PROVISION	(3,289,004)	(172,193)	(3,866,826)
PROVISION FOR INCOME TAXES	-	-	-
NET INCOME (LOSS)	$(3,289,004)	$(172,193)	$(3,866,826)
BASIC AND DILUTED LOSS PER SHARE	$(0.19)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	16,870,047	56,328,513

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2006

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
BALANCE, May 6, 2003	-	$-	$-	$-	$-	$-

Issuance of 175,000 shares of common stock for payment of organization costs of $750, or approximately $0.0043 per share, May 2003	175,000	175	575	-	-	750

Issuance of 13,405,000 units, each consisting of one share of common stock, one Class A warrant and one Class B warrant, for cash of $95,960, or approximately $0.0072 per unit, May 2003	13,405,000	13,405	82,555	-	-	95,960

Issuance of 55,125,000 shares of common stock for cash of $236,250, or approximately $0.0043 per share, June 2003	55,125,000	55,125	181,125	-	-	236,250

Issuance of 26,250 shares of common stock for services valued at $113, or approximately $0.0043 per share, June 2003	26,250	26	87	-	-	113

Capital contribution	-	-	1,083	-	-	1,083

Net loss for the period ended December 31, 2003	-	-	-	(146,798)	-	(146,798)
BALANCE, December 31, 2003	68,731,250	68,731	265,425	(146,798)	-	187,358

Issuance of 1,491,784 shares of common stock to purchase minority interest valued at $21,311, or approximately $0.0143 per share, January 2004	1,491,784	1,492	19,819	-	-	21,311

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2006

(CONTINUED)

	Common Stock Shares Amount			Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Capital contribution	-		-	10,368	-	-	10,368

Net loss for the year ended December 31, 2004	-		-	-	(258,831)	-	(258,831)

BALANCE, December 31, 2004	70,223,034		70,223	295,612	(405,629)	-	(39,794)

Repurchased and cancelled 55,125,000 shares of common stock for cash of $1 and a $600,000 note payable, or approximately $0.0109 per share, September 2005	(55,125,000)		(55,125)	(544,876)	-	-	(600,001)

Capital contribution	-		-	23,655	-	-	23,655

Net loss for the year ended December 31, 2005	-		-	-	(172,193)	-	(172,193)
BALANCE, December 31, 2005	15,098,034		15,098	(225,609)	(577,822)	-	(788,333)

Grant of 105,000 Class A warrants for services valued at $22,930, or approximately $0.2184per warrant, with 70,000 warrants subject to vesting through June 2006, January 2006	-		-	7,643	-	-	7,643

Grant of 910,000 Class A warrants for services valued at $198,627, or approximately $0.2183 per warrant, with 350,000 warrants subject to vesting through January 2008, February 2006		-	-	122,232	-	-	122,232

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2006

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Grant of 560,000 Class B warrants for services valued at $43,008, or $0.0768 per warrant, February 2006	-	-	43,008	-	-	43,008

Issuance of 2,166,003 shares of common stock for services valued at $547,145 and debt extension valued at $1,000,000, or approximately $0.7143 per share, February, March, and April 2006	2,166,003	2,166	1,544,979	-	-	1,547,145

Extension of exercise period for 1,015,000 Class A warrants, which were previously granted for services, valued at $713,661, or approximately $0.7031 per warrant, with 320,833 and 35,000 warrants subject to vesting through January 2008 and June 2006, respectively, April 2006	-	-	463,470	-	-	463,470

Extension of exercise period for 560,000 Class B warrants, which were previously granted for services, valued at $347,792, or approximately $0.6211 per warrant, April 2006	-	-	347,792	-	-	347,792

Grant of 70,000 Class A warrants for services valued at $49,218, or approximately $0.7031 per warrant, subject to vesting through December 2006, April 2006	-	-	-	-	-	-

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2006

(CONTINUED)

	Common Stock Shares Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock		Total Stockholders’ Equity (Deficit)
Issuance of 50,000 shares of common stock for services valued at $52,500, or $1.05 per share, subject to vesting through August 2008, May 2006	50,000	50	(50)	-	-	-

Grant of 20,000 Class B warrants for services valued at $13,714, or $0.6857 per warrant, subject to vesting through August 2008, May 2006	-	-	-	-	-	-

Issuance of 25,000 shares of common stock for services valued at $42,500, or $1.70 per share, June 2006	25,000	25	42,475	-	-	42,500

Issuance of 50,000 shares of common stock for services valued at $99,500, or $1.99 per share, subject to vesting through June 2008, June 2006	50,000	50	(50)	-	-	-

Grant of 20,000 Class B warrants for services valued at $27,976, or $1.3988 per warrant, subject to vesting through June 2008, June 2006	-	-	-	-	-	-

Issuance of 50,000 shares of common stock for services valued at $62,500, or $1.25 per share, subject to vesting through June 2008, July 2006	50,000	50	(50)	-	-	-

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2006

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Grant of 20,000 Class B warrants for services valued at $15,616, or $0.7808 per warrant, subject to vesting through June 2008, July 2006	-	-	-	-	-	-

Issuance of 100,000 shares of common stock for services valued at $120,000, or $1.20 per share, with 50,000 and 50,000 shares subject to vesting through June 2008 and July 2008, respectively, August 2006	100,000	100	(100)	-	-	-

Grant of 40,000 Class B warrants for services valued at $29,918, or $0.74795 per warrant, with 20,000 and 20,000 warrants subject to vesting through June 2008 and July 2008, respectively, August 2006	-	-	-	-	-	-

Issuance of 50,000 shares of common stock for services valued at $22,400 and debt extension valued at $33,600, or $1.12 per share, October and November 2006	50,000	50	55,950	-	-	56,000

Issuance of 80,000 shares of common stock with an initial fair value of $89,600, or $1.12 per share, to be repurchased for $9,500 cash, November 2006	80,000	80	89,520	-	(9,500)	80,100

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2006

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Issuance of 61,005 shares of common stock for debt financing valued at $30,502, or $0.50 per share, November 2006	61,005	61	30,441	-	-	30,502

Issuance of 2,178 shares of common stock for services valued at $2,309, or $1.06 per share, December 2006	2,178	2	2,307	-	-	2,309

Capital contributions	-	-	17,278	-	-	17,278

Share-based payments vested during the year ended December 31, 2006	-	-	313,202	-	-	313,202

Net loss for the year ended December 31, 2006	-	-	-	(3,289,004)	-	(3,289,004)
BALANCE, December 31, 2006	17,732,220	$17,732	$2,854,438	$(3,866,826)	$(9,500)	$(1,004,156)

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,289,004)	$(172,193)	$(3,866,826)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	735	666	2,193
Imputed interest expense	7,271	23,655	42,377
Noncash expenses paid by a shareholder	6,900	-	6,900
Noncash expenses paid by issuance of common stock	1,144,202	-	1,144,952
Noncash services paid by issuance of common stock	668,704	-	668,817
Noncash services paid by grant of warrants	1,220,597	-	1,220,597
Net (increase) decrease in operating assets:
Retainer	(10,000)	-	(10,000)
Net increase (decrease) in operating liabilities:
Accounts payable	86,676	2,602	248,341
Related party loans - interest	20,123	-	20,123
Related party accrued interest	30,000	7,562	37,562
Net Cash Used by Operating Activities	(113,796)	(137,708)	(484,964)

CASH FLOWS FROM INVESTING ACTIVITIES: Payments for property and equipment	-	(412)	(3,675)
Payments for definite-life intangible assets	(1,230)	(2,098)	(33,332)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	(1,230)	(2,510)	(306,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease) in bank overdraft	(441)	(582)	-
Proceeds from related party loans	113,096	142,800	458,396
Payments on related party loans	(500)	(2,000)	(2,500)
Proceeds from capital contributions	3,107	-	3,107
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2006	2005	2006
Net Cash Provided by Financing Activities	115,262	140,218	791,213
NET INCREASE IN CASH	236	-	236
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$236	$-	$236
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Definite-life intangible asset fees accrued in accounts payable	$1,005	$-	$1,005
Deferred financing costs paid through issuance of common stock	$31,900	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$600,001	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - LipidViro Tech, Inc. (“Parent”) was organized under the laws of the State of California on October 19, 1954 as Anticline Uranium, Inc.  In October 2001, Parent changed its domicile from California to Nevada by merging with and into a wholly-owned subsidiary with the same name with the Nevada entity being the surviving entity.  In January 2004, Parent changed its name to LipidViro Tech, Inc.  On June 24, 2003, Subsidiary acquired 95.9% of the outstanding stock of Parent pursuant to a Share Purchase Agreement.  The agreement called for Subsidiary to pay $65,718 to former shareholders of Parent for 35,000,000 shares of Parent’s common stock wherein Parent became a 95.9% owned subsidiary of Subsidiary (See Note 4).  On January 14, 2004, Parent issued 68,731,250 shares of its common stock for all 9,818,750 outstanding shares of Subsidiary’s common stock wherein Subsidiary became a wholly-owned subsidiary of Parent in a transaction that has been accounted for as a downstream merger (See Note 3).  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to June 24, 2003 have been eliminated.  The financial statements reflect the operations of Subsidiary from its inception.

Lipidviro Tech Inc. (“Subsidiary”) was organized under the laws of the State of Utah on May 6, 2003.

LipidViro Tech, Inc. and Subsidiary (“the Company”) researches and plans to market substances and methods for treating viral and bacterial infections as well as other possible medical purposes.  The Company has not generated any revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Consolidation - The consolidated financial statements include the accounts of Parent and Parent’s wholly-owned Subsidiary.  All intercompany transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments – The carrying values of related party loans and related party note payable with accrued interest approximate fair value based on the underlying instruments having terms that approximate those available in the current market.  No financial instruments are held for trading purposes.

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment – The Company records property and equipment at cost and uses straight-line depreciation methods.  Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.

Intangible Assets - In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company reviews their intangible assets for impairment at least annually.  Using standard valuation techniques, the Company determined that there was no impairment of their intangible assets during the years ended December 31, 2006 and 2005.

Deferred Financing Costs – In conjunction with a planned future private placement offering, the Company incurred $31,900 in costs of preparing documents for the planned offering.  The costs will be deferred and offset against the proceeds of the planned offering.  If the planned offering is unsuccessful, then the costs will be expensed at that time.

Advertising – The Company expenses advertising costs as incurred.  Advertising expense was $6,900 and $0 for the years ended December 31, 2006 and 2005, respectively.

Research and Development – The Company expenses research and development costs as incurred.

Minority Interests - From June 24, 2003 through January 14, 2004, Subsidiary owned 95.9% of Parent.  The net loss of Parent during that period applicable to the non-controlling minority interests was not allocated to them as there was no obligation for them to share in such losses.  On January 14, 2004, Subsidiary acquired the minority interest in a downstream merger (See Note 3).

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary (See Note 3) and to reflect a 1-for-100 reverse stock split that Parent effected on October 4, 2001, a 4-for-1 forward stock split that Parent effected on December 31, 2001, and a 7-for-1 forward stock split that Parent effected on April 18, 2006.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2006, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DOWNSTREAM MERGER

On January 14, 2004, Subsidiary acquired the minority interests in Parent and Subsidiary was reorganized as a subsidiary of Parent in a transaction in which Parent issued 68,731,250 shares of its common stock in exchange for all 9,818,750 outstanding shares of Subsidiary’s common stock.  Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary.  The Company recorded goodwill of $21,311 as a result of the downstream merger.  The financial statements reflect the operations of Subsidiary from its inception.  As part of the downstream merger, Parent issued 13,405,000 Class A warrants and 13,405,000 Class B warrants to replace similar warrants of Subsidiary.  Parent also cancelled 35,000,000 shares of its common stock that had previously been owned by Subsidiary.

NOTE 4 - ACQUISITION OF 95.9% OF LIPIDVIRO TECH, INC.

On June 24, 2003, Subsidiary acquired 95.9% of the outstanding stock of Parent pursuant to a Share Purchase Agreement.  The agreement called for Subsidiary to pay $65,718 to former shareholders of Parent for 35,000,000 shares of Parent’s common stock wherein Parent became a 95.9% owned subsidiary of Subsidiary.  The agreement also called for Subsidiary to advance an additional $203,282 to pay costs associated with the acquisition and to reduce the liabilities of Parent. The acquisition closed June 24, 2003 and has been accounted for as a purchase of Parent.  The Company recorded goodwill of $269,006 as a result of the acquisition.  The financial statements reflect the operations of Parent from June 24, 2003.

NOTE 5 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31, 2006
Office Equipment	5 years	$ 433
Website	5 years	$ 3,242
3,675
Less accumulated depreciation		(2,193)
Net Property and Equipment		$ 1,482

Depreciation expense for the years ended December 31, 2006 and 2005 was $735 and $666, respectively.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Lives	December 31, 2006
Pending Patent Applications	N/A	$ 34,337
34,337
Less accumulated amortization		-
Net Definite-Life Intangible Assets		$ 34,337

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

The Company’s definite-life intangible assets consist only of pending patent applications.  Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent.  If a patent application is denied, then the costs will be expensed at that time.

NOTE 7 - GOODWILL

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2006	2005	2006
Goodwill at beginning of period	$290,317	$290,317	$-
Goodwill from the acquisition of 95.9% of Parent	-	-	269,006
Goodwill from the acquisition of the minority interests in Parent	-	-	21,311
Goodwill at end of period	$290,317	$290,317	$290,317

NOTE 8 – OBLIGATION TO REPURCHASE COMMON STOCK

In November 2006, the Company issued 80,000 shares of common stock with an initial fair value of $89,600, or $1.12 per share, to a law firm that is helping the Company prepare documents for a planned private placement offering.  The Company has agreed to repurchase these shares for $9,500 cash using the proceeds from that planned offering.  On the date of issuance, the Company recorded interest expense for the $80,100 difference between the initial fair value of the stock and the repurchase price.

NOTE 9 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the years ended December 31, 2006 and 2005, respectively, shareholders or entities related to them loaned $113,096 and $142,800 to the Company, and the Company repaid loans totaling $500 and $2,000. Before April 2006, the loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum with an offsetting capital contribution.  In April 2006, the Company issued 1,400,000 shares of common stock valued at $1,000,000, or approximately $0.7143 per share, to extend the loans then outstanding.  The loans now bear interest at 6% per annum and, of the loans, $16,325 are due June 1, 2007 and $459,695 were due December 31, 2006 but were subsequently extended (See Note 15).  In November 2006, the Company issued 61,005 shares of common stock valued at $30,502, or $0.50 per share, to entice an additional shareholder to make loans to the Company.  At December 31, 2006, the Company owes a total of $476,020 to the related parties.  During the years ended December 31, 2006 and 2005, the Company accrued or imputed interest expense on related party loans totaling $27,394 and $23,655, respectively.

Note Payable – In September 2005, the Company issued a 5% $600,000 note payable to repurchase common stock.  The note and accrued interest are all due in September 2009.  During the years ended December 31, 2006 and 2005, interest expense on the note payable amounted to $30,000 and $7,562, respectively.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

Stock Repurchase – In September 2005, the Company repurchased and cancelled 55,125,000 shares of common stock for cash of $1, which was paid by a shareholder, and a $600,000 note payable, or approximately $0.0109 per share.

Capital contributions – In June 2006, a shareholder of the Company paid expenses on behalf on the Company by transferring 6,000 shares of common stock valued at $6,900, or $1.15 per share, based on the market value of the stock at that time. In June, July, and November 2006, a shareholder of the Company contributed cash totaling $3,107.

Management Compensation - The Company has paid no cash compensation to any officer of the Company.  However, in May 2003, the Company issued 175,000 shares of common stock to an officer of the Company as payment of organization costs of $750, or approximately $0.0043 per share.  In June 2003, the Company issued 26,250 shares of common stock to an officer of the Company for services rendered valued at $113, or approximately $0.0043 per share.  In February 2006, the Company granted 350,000 Class A warrants to an officer of the Company for services valued at $76,395, or approximately $0.2183 per warrant.  The warrants vest as services are rendered through January 2008.  At December 31, 2006, 160,417 of the warrants had vested.

NOTE 10 - COMMON STOCK, OPTIONS, AND WARRANTS

Stock Splits – On April 18, 2006, Parent effected a 7-for-1 forward stock split. On December 31, 2001, Parent effected a 4-for-1 forward stock split.  On October 4, 2001, Parent effected a 1-for-100 reverse stock split.  The financial statements for all periods presented have been restated to reflect these stock splits.

Common Stock – In December 2006, the Company issued 2,178 shares of common stock to consultants for services valued at $2,309, or $1.06 per share.

In October and November 2006, the Company issued 50,000 shares of common stock to professionals for services valued at $22,400 and debt extension valued at $33,600, or $1.12 per share.

In August 2006, the Company issued 100,000 shares of common stock to consultants for services valued at $120,000, or $1.20 per share.  The shares vest with 50,000 and 50,000 shares vesting as services are rendered through June 2008 and July 2008, respectively.  At December 31, 2006, 22,917 of the shares had vested.

In July 2006, the Company issued 50,000 shares of common stock to a consultant for services valued at $62,500, or $1.25 per share.  The shares vest as services are rendered through June 2008.  At December 31, 2006, 12,500 of the shares had vested.

In June 2006, the Company issued 50,000 shares of common stock to a consultant for services valued at $99,500, or $1.99 per share.  The shares vest as services are rendered through June 2008.  At December 31, 2006, 12,500 of the shares had vested.

In June 2006, the Company issued 25,000 shares of common stock to a consultant for services valued at $42,500, or $1.70 per share.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

In May 2006, the Company issued 50,000 shares of common stock to a consultant for services valued at $52,500, or $1.05 per share.  The shares vest as services are rendered through August 2008.  At December 31, 2006, 8,333 of the shares had vested.

In February and March 2006, the Company issued 766,003 shares of common stock to consultants for services valued at $547,145, or approximately $0.7143 per share.

In June 2003, the Company issued 55,125,000 shares of common stock for cash of $236,250, or approximately $0.0043 per share.

In May 2003, the Company issued 13,405,000 units.  Each unit consisted of one share of common stock, one fully-vested Class A warrant, and one fully-vested Class B warrant.  The units were issued for cash of $95,960, or approximately $0.0072 per unit.

Extended Warrant Exercise Period – In April 2006, the Company extended the exercise period for Class A and Class B warrants from June 30, 2006 to June 30, 2008.  The extension of the exercise period on warrants, which were previously granted for services, resulted in additional expenses totaling $1,061,453, of which $250,191 was associated with warrants unvested at that time.

Class A Warrants – Class A warrants are exercisable through June 30, 2008 at $0.71 per share of common stock.

In April 2006, the Company granted 70,000 Class A warrants to a consultant for services valued at $49,218, or approximately $0.7031 per warrant.  The warrants vested as services were rendered through December 31, 2006.  At December 31, 2006, all of the warrants had vested.

In February 2006, the Company granted 560,000 Class A warrants to a consultant for services valued at $122,232, or approximately $0.2183 per warrant.  The warrants vested immediately.

In January 2006, the Company granted 105,000 Class A warrants to a consultant for services valued at $22,930, or approximately $0.2184 per warrant.  The warrants vest with 35,000 warrants vesting immediately and 70,000 warrants vesting as services were rendered through June 2006.  At December 31, 2006, all of the warrants had vested.

Class B Warrants – Class B warrants are exercisable through June 30, 2008 at $1.43 per share of common stock.

In August 2006, the Company granted 40,000 Class B warrants to consultants for services valued at $29,918, or $0.74795 per warrant.  The warrants vest with 20,000 and 20,000 warrants vesting as services are rendered through June 2008 and July 2008, respectively.  At December 31, 2006, 9,167 of the warrants had vested.

In July 2006, the Company granted 20,000 Class B warrants to a consultant for services valued at $15,616, or $0.7808 per warrant.  The warrants vest as services are rendered through June 2008.  At December 31, 2006, 5,000 of the warrants had vested.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

In June 2006, the Company granted 20,000 Class B warrants to a consultant for services valued at $27,976, or $1.3988 per warrant.  The warrants vest as services are rendered through June 2008.  At December 31, 2006, 5,000 of the warrants had vested.

In May 2006, the Company granted 20,000 Class B warrants to a consultant for services valued at $13,714, or $0.6857 per warrant.  The warrants vest as services are rendered through August 2008.  At December 31, 2006, 3,333 of the warrants had vested.

In February 2006, the Company granted 560,000 Class B warrants to a consultant for services valued at $43,008, or $0.0768 per warrant.  The warrants vested immediately.

Share-Based Payment Disclosures - During the years ended December 31, 2006 and 2005, share-based payments resulted in expenses of $3,033,503 and $0, respectively.

During the year ended December 31, 2006, the Company estimated the fair value of each warrant on the grant date using the Black-Scholes option pricing formula with the following assumptions: expected volatility of 109-320%, expected term of 5-27 months, risk-free rate of 4.4-5.3%, and no expected dividends.  The expected volatility is based upon the historical volatility of the Company’s common stock price.  Because the Company has not yet proved that they will be able to generate any revenues from their research activities, no dividends are expected and any future exercise of warrants is expected to be at the end of the contractual term to allow for the maximum possible development prior to the exercise.  The risk-free rate is based upon the U.S. Treasury rate for similar maturities.

A summary of warrant activity as of December 31, 2006 and changes during the year then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weigthed-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	26,810,000	$ 1.07
Granted	1,745,000	0.98
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2006	28,555,000	$ 1.06	1.50	$5,071,500
Exercisable	28,287,917	$ 1.06	1.50	$5,005,146

The weighted-average grant-date fair value of warrants granted during the year ended December 31, 2006 was $0.23.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

A summary of the status of the non-vested shares as of December 31, 2006 and changes during the year then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2005	-	$ -
Granted	250,000	1.34
Vested	(56,250)	1.36
Forfeited	-	-
Non-vested at December 31, 2006	193,750	$1.33

As of December 31, 2006, there was $499,613 of total unrecognized expense related to non-vested share-based payments.  That cost is expected to be recognized over a weighted-average period of 0.7 years.  The total fair value of shares vested during the year ended December 31, 2006 was $76,750.

Stock Option Plan - In March 2003, the Board of Directors of Parent approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”), terminating December 31, 2009, with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  The Board of Directors has further authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share.  Under the Plan, the Board of Directors shall determine which eligible persons are to receive incentive options, non-statutory grants or stock issuances.  The Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed ten years from the option grant date.  At December 31, 2006, the Company had not granted any awards from the Plan and total awards available to be granted from the Plan amounted to 10,500,000 shares.

NOTE 11 – FOREIGN CURRENCY TRANSACTIONS

The Company has two patent applications filed with the European Patent Office and was required to pay renewal fees totaling 800 Euros in October 2006.  In November 2006, the Company was assessed additional fees totaling 80 Euros.  At December 31, 2006, these fees have not been paid and are included in accounts payable at $1,161 based on the currency conversion ratio on that date of $1.3197:1 Euro.  During the years ended December 31, 2006 and 2005, the Company recorded foreign currency transaction losses of $54 and $0, respectively, due to changes in the exchange rates.

NOTE 12 - INCOME TAXES

At December 31, 2006, the Company has net operating loss carryovers of approximately $860,400 available to offset future taxable income and expiring beginning in 2023 through 2026.  The Company has experienced losses since inception and has not yet generated any revenues; therefore, the Company has established a valuation allowance to offset the net deferred tax assets.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (Continued)

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

December 31, 2006
Deferred tax assets:
Organization costs	$39
Research and development equipment	1,324
Share-based payments	583,950
Net operating loss carryovers	165,631
Total deferred tax assets	$750,944
Deferred tax liabilities:
Patent application costs	$6,416
Depreciation	224
Total deferred tax liabilities	$6,640
Total deferred tax assets	$750,944
Total deferred tax liabilities	(6,640)
Valuation allowance	(744,304)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

The income tax provision consists of the following components:

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2006	2005	2006
Current income tax expense (benefit)	$-	$-	$-
Deferred income tax expense (benefit)	$-	$-	$-
Net income tax expense (benefit) charged to operations	$-	$-	$-

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss before income tax provision as follows:

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2006	2005	2006
Loss before income tax provision	$(3,289,004)	$(172,193)	$(3,866,826)
Expected combined federal and state income tax rate	20.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(657,801)	(34,439)	(773,365)
Federal benefit of state taxes	24,668	1,291	29,001
Tax effect of:
Meals and entertainment	22.	34.	60
Change in valuation allowance	633,111	33,114	744,304
Net income tax expense (benefit)	$-	$-	$-

NOTE 13 – DILUTED LOSS PER SHARE

At December 31, 2006, the Company had 14,490,000 Class A warrants and 14,065,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  At December 31, 2005, the Company had 13,405,000 Class A warrants and 13,405,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.

NOTE 14 – COMMITMENT

In February 2006, the Company signed a research agreement that requires payment of $5,000 per month for two years.  Through December 31, 2006, the Company has made payments of $15,000 on this agreement and has accrued a liability of $45,000 for past-due payments.

NOTE 15 – SUBSEQUENT EVENTS

In January 2007, the Company issued 25,000 shares of common stock for services.

In February 2007, the Company issued 250,000 shares of common stock for services.

In April 2007, the Company issued 100,000 shares of common stock to extend related party loans due on December 31, 2006 through December 31, 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(A)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting

We had no changes in internal control over financial reporting during the period covered by this Report.

Item 8(B). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers for the calendar year ended December 31, 2006, and to the date hereof.  These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kenneth P. Hamik	President &	06/24/2003	*
	Director	06/24/2003	*
Kristy Hamik	COO &	06/24/2003	1/19/2004
	Director	06/24/2003	1/19/2004
Patrick A. Seymour	COO	01/19/2004	4/5/2004
	Director	01/19/2004	4/5/2004
Steven Keyser	Chairman of the Board	10/16/2006	*
Linda Sharkus	Director	10/23/2006	*

* These persons presently serve in the capacities indicated.

Directors are elected by our stockholders to serve until the next annual meeting of our stockholders or until their successors have been elected and have been duly qualified.  Officers are appointed to serve until the annual meeting of our Board of Directors following the next annual meeting of our stockholders and until their successors have been elected and have qualified.

Business Experience

Kenneth P. Hamik, President, CEO and a director.  Mr. Hamik is 46 years of age.  Kenneth P. Hamik has over 20 years of management and consulting experience across a wide range of markets: healthcare, media/entertainment, consumer products, Internet, education, financial services, telecommunications, energy, electronics/computers, air travel and auto manufacturing. He was featured in the January 2000 cover article of Consumer Reports on future product trends, in an MSN article on future career paths and recently headed a team to manage Charles Schwab electronic relationship management strategies. Before joining LipidViro, he served as Vice President of Marketing & Strategy at Triple Aught, Inc., a Berkeley, California based energy technology & engineering start-up company.  Mr. Hamik completed his Masters of Science work at the University of Houston’s Studies of the Future program. He also has a B.S. Degree from the University of Nebraska.

Mr. Keyser joins us bringing 24 years of experience in private equities research and asset management.  Mr. Keyser’s research and analysis experience spans multiple industries, including biotech and healthcare.  Mr. Keyser founded LipidViro Utah 2003 and now joins the Company as Chairman of the Board of Directors.

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

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

On June 12, 2006, Kenneth Hamik, our President filed a Form 3, Initial Statement of Ownership with the Securities and Exchange Commission.

On May 2, 2005, Benedente Holdings, LLC, which is controlled by Steven Keyser, one of our directors, filed a Schedule 13D.  On October 16, 2006, an amendment to this Schedule 13D was filed to update the holdings of Benedente Holdings, LLC.

Code of Ethics

We adopted a Code of Ethics that was filed as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, and is incorporated herein by reference. See Item 13 of this report.

Nominating Committee

We have not established a Nominating Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee

We have not adopted an Audit Committee due to the fact that our Company is a development stage company and has generated no revenues from operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kenneth P. Hamik	12/31/06 12/31/05 12/31/04	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Steve Keyser	12/31/06	0	0	0	0	0	0	0	0
Linda Sharkus	12/31/06	0	0	0	0	0	0	0	0

Outstanding Equity Awards

Outstanding Equity Awards at Fiscal Year End

________________________________________________________________________

                Option Awards                      Stock Awards                                                                    _______________________________________________________________________

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None	None	10,500,000	None	$0.01

In March, 2003, the Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”) with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  Our Board of Directors has authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors.  Under the Plan, Our Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2006, total awards available to be granted from the Plan amounted to 10,500,000.

Compensation of Directors

Director Compensation        _____________________________________________________________________

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
None	None	None	None	None	None	None	None

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who beneficially own more than five percent of our common stock as of the date of December 31, 2006 and the date of this Annual Report:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Ariannus Limitada	1,400,000	7.78%
Common Stock	Benedente Holdings, LLC (3)	2,590,000	14.4%
Total		3,990,000	22.2%

(1)  Based on 17,805,042 common shares and 175,000 Class A Warrants issued to management, for a total outstanding as of April 17, 2007, of 17,980,402, after the seven (7) for one (1) dividend.

(2)  B’Chesed, LLC is a Wyoming Limited Liability Corporation.

(3)  Benedente Holdings, LLC is a Wyoming Limited Liability Corporation. Steve Keyser is manager and majority shareholder of Benedente Holdings, LLC.

(4)  SleepyLion, LLC is a Wyoming Limited Liability Corporation.   Keith Keyser is manager and majority shareholder of SleepyLion, LLC.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of April 17, 2007:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Kenneth P. Hamik	201,250	1.15%(2)
Common Stock	Benedente Holdings, LLC(3)	2,590,000	14.4%
Common Stock	Linda Sharkus	121,005(4)	.67%

(1)  Based on 17,264,037 common shares and 175,000 Class A Warrants held by management, for a total outstanding as of April 17, 2007, of 17,439,037, after the seven (7) for one (1) dividend.

(2)  26,250 shares of common stock in the name of Kenneth P. Hamik, plus 175,000 Class A Warrants that are immediately exerciseable.

(3)  Benedente Holdings, LLC is a Wyoming Limited Liability Corporation. Steve Keyser is manager and majority shareholder of Benedente Holdings, LLC.

(4)  Linda Sharkus owns directly 61,005 in her name and 60,000 shares in the name of Acquis Associates, Inc. of which she is the President.

Changes in Control

To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	10,500,000	$0.01	10,500,000
Total	10,500,000	$0.01	10,500,000

In March, 2003, the Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”) with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  Our Board of Directors has authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors.  Under the Plan, Our Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2006, total awards available to be granted from the Plan amounted to 10,500,000.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

Except as indicated below, during the calendar years ended December 31, 2006, 2005, and 2004, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

During the years ended December 31, 2006 and 2005, respectively, shareholders or entities related to them loaned $113,096 and $142,800 to us, and we repaid loans totaling $500 and $2,000.  Before April 2006, the loans bore no interest and were due on demand; however, we imputed interest at 8% per annum with an offsetting capital contribution.  In April 2006, we issued 1,400,000 shares of common stock valued at $1,000,000, or approximately $0.7143 per share, to extend the loans then outstanding.  The loans now bear interest at 6% per annum and, of the loans, $16,325 are due June 1, 2007, and $459,695 were due December 31, 2006, but were subsequently extended (See Note 15 to our Consolidated Financial Statements).  In November 2006, we issued 61,005 shares of common stock valued at $30,502, or $0.50 per share, to entice an additional shareholder to make loans to us.  At December 31, 2006, we owe a total of $476,020 to the related parties.  During the years ended December 31, 2006 and 2005, we accrued or imputed interest expense on related party loans totaling $27,394 and $23,655, respectively.

On April 18, 2005, we executed a Securities Purchase Option Agreement (the “Agreement”) with Lombard, Inc. (“Lombard”), whereby we purchased for $1.00, an option to acquire 55,125,000 shares of our common stock, for a period of 48 months from the date of the Agreement, for a purchase price of $600,000.  The Agreement was attached, to the initially filed 8-K Current Report dated April 18, 2005, that is incorporated herein by reference. See Part III, Item 13.  On September 30, 2005, the 55,125,000 shares were acquired and immediately returned to treasury, reducing our issued and outstanding shares from 70,223,041 to 15,098,041. Payment was made to the Seller by a note for $600,000 from the Company. The $600,000 note from us bears simple interest of 5% and is payable within 48 months from September 30, 2005, with an allowance from the Seller of an automatic 24 month extension if requested by us.

Parents of the Issuer

LipidViro-Utah, may have been deemed to have been our parent at December 31, 2006.

Transactions with Promoters and control persons

Except as indicated under the heading “Transactions with Related Persons,” above, there were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

8-K Current Report dated April 18, 2005, filed May 5, 2005.*

8-K Current Report dated February 8, 2006, regarding a Press Release, filed February 9, 2006.*

8-K Current Report dated April 6, 2006, regarding a Press Release, filed April 7, 2006.*

8-K Current Report dated April 13, 2006, regarding a Press Release, filed April 14, 2006.*

8-K Current Report dated April 17, 2006, regarding a Press Release, filed April 17, 2006.*

8-K Current Report dated October 16, 2006, regarding expansion of our Board of Directors, filed October 25, 2006.*

10-KSB Annual Reports for the years ended December 31, 2005, 2004 and 2004.*

Exhibit Number	Description
3.1(i)	Original Articles of Incorporation of the Company filed with the State of California on October 25, 1954**
3.1(ii)

Certificate of Amendment to original Articles of Incorporation filed with and accepted by the California Secretary of State on August 9, 2001 (eliminating all distinctions between Class A and Class B shares and creating but one class of common stock, increasing the authorized number of shares issuable to 50,000,000, and reducing the par value per common capital share from 10 cents to one mill or $0.001 per share)**

3.1(iii)

Articles of Incorporation of the Company’s wholly owned Nevada subsidiary filed with the Nevada Secretary of State on August 31, 2001 (by operation of law, these Articles comprise the Company’s current Articles of Incorporation as a result of the merger transaction) and the August 31, 2001 Certificate of Acceptance of Appointment by Resident Agent**

3.1(iv)

Articles of Merger filed with and accepted by both the States of Nevada and California (including the Agreement and Plan of Merger as Exhibit “A” thereto) by which the merger between the parent California corporation and its wholly owned Nevada subsidiary became effective under both Nevada and California law on October 4, 2001*

3.2	By-laws of Anticline--Nevada, the survivor in the merger**
14	Code of Ethics***
31	302 Certification of Kenneth P. Hamik
32	906 Certification

*   Incorporated herein by reference.

**   Attached to our 10-SB12G Registration Statement filed on March 1, 2002, and incorporated herein by reference.

**   As amended in our Definitive Information Statement filed July 23, 2003, by increasing the authorized shares and changing our name.

***  Attached to our 10KSB Annual Report for the year ended December 31, 2004, and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$11,557	$8,421
Audit-related Fees	$0	$0
Tax Fees	$1,050	$1,450
All Other Fees	$0	$0
Total Fees	$12,607	$9,871

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIPIDVIRO TECH, INC.

Date:	April 16, 2007	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

LIPIDVIRO TECH, INC.

Date:	April 16, 2007	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

Date:	April 16, 2007	By:	/s/Steven Keyser
Steven Keyser, Director