Form 10QSB
period 2007-03-31
LIPIDVIRO TECH INC
filed 2007-05-21
CIK 6732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49655

LIPIDVIRO TECH, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0678927
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1338 South Foothill Blvd. #126

Salt Lake City, Utah 84108

(Address of Principal Executive Offices)

(801) 583-9900

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   No.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 8, 2007 - 17,880,240 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

MARCH 31, 2007 CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                                                                                                                         PAGE

Unaudited Condensed Consolidated Balance Sheets, March 31, 2007 and December 31, 2006                          3

Unaudited Condensed Consolidated Statements of Operations, For the Three Months Ended

March 31, 2007 and 2006 and For the Period From Inception On May 6, 2003 Through March 31, 2007         4

Unaudited Condensed Consolidated Statements of Cash Flows, For the Three Months Ended

March 31, 2007 and 2006 and For the Period From Inception On May 6, 2003 Through March 31, 2007    5 - 6

Notes to the Unaudited Condensed Consolidated Financial Statements                                                          7 - 10

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	March 31, 2007	December 31, 2006
CURRENT ASSETS:
Cash	$ 5,681	$ 236
Retainer	-	10,000
Total Current Assets	5,681	10,236
PROPERTY AND EQUIPMENT, net	1,298	1,482

OTHER ASSETS:
Definite-life intangible assets	34,337	34,337
Deferred financing costs	31,900	31,900
Goodwill	290,317	290,317
TOTAL ASSETS	$ 363,533	$ 368,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 252,021	$ 249,346
Obligation to repurchase common stock	9,500	9,500
Related party loans	509,929	476,020
Total Current Liabilities	771,450	734,866

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 17,732,220 shares issued and outstanding	18,054	17,732
Capital in excess of par value	3,309,016	2,854,438
Deficit accumulated during the development stage	(4,370,446)	(3,866,826)
	(1,043,376)	(994,656)
Less: Obligation to repurchase common stock	(9,500)	(9,500)
Total Stockholders’ Equity (Deficit)	(1,052,876)	(1,004,156)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 363,533	$ 368,272

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2007	2006	2007
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	306,500	107,145	458,454
Employee compensation	40,311	6,366	188,230
Other general and administrative	30,008	3,482	318,301
Research and development	67,716	660,706	2,102,081
Total Operating Expenses	444,535	777,699	3,067,066
OPERATING LOSS	(444,535)	(777,699)	(3,067,066)

OTHER INCOME (EXPENSE):
Interest income	-	-	23
Foreign currency transaction loss	(16)	-	(70)
Related party interest expense	(59,069)	(14,668)	(1,303,333)
Total other Income (Expense)	(59,085)	(14,668)	(1,303,380)
LOSS DEFORE INCOME TAX PROVISION	(503,620)	(792,367)	(4,370,446)
PROVISION FOR INCOME TAXES	-	-	-
NET INCOME (LOSS)	$(503,620)	$(792,367)	$(4,370,446)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING	17,617,018	15,521,679

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(503,620)	$(792,367)	$(4,370,446)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	184	184	2,377
Imputed interest expense		7,271	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	44,308	-	1,189,260
Noncash services paid by issuance of common stock	352,648	547,145	1,021,465
Noncash services paid by grant of warrants	51,214	186,893	1,271,811
Net (increase) decrease in operating assets:
Retainer	10,000	-	-
Net increase (decrease) in operating liabilities:
Accounts payable	2,675	(23,536)	251,016
Related party loans - interest	7,364	-	27,487
Related party accrued interest	7,397	7,397	44,959
Net Cash Used by Operating Activities	(27,830)	(72,013)	(512,794)

CASH FLOWS FROM INVESTING ACTIVITIES: Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	(1,229)	(33,332)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	(1,229)	(306,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) in bank overdraft	-	(441)	-
Proceeds from related party loans	26,545	75,600	484,941
Payments on related party loans	-	-	(2,500)
Proceeds from capital contributions	6,730	-	9,837
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2007	2006	2007
Net Cash Provided by Financing Activities	33,275	75,159	824,488
NET INCREASE IN CASH	5,445	1,917	5,681
CASH AT BEGINNING OF PERIOD	236	-	-
CASH AT END OF PERIOD	$5,681	$1,917	$5,681
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Item 310(b) of U.S. Securities and Exchange Commission Regulation S-B.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2007, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	March 31, 2007
Office Equipment	5 years	$ 433
Website	5 years	$ 3,242
3,675
Less accumulated depreciation		(2,377)
Net Property and Equipment		$ 1,298

Depreciation expense for the three months ended March 31, 2007 and 2006 was $184 and $184, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the three months ended March 31, 2007, shareholders or entities related to them loaned $26,545 to the Company.  In March 2007, the Company issued 42,198 shares of common stock valued at $44,308, or $1.05 per share, to entice additional shareholder loans.  At March 31, 2007, the Company owes a total of $509,929 to the related parties with $29,327 due June 1, 2007 and $480,602 due December 31, 2007.  During the three months ended March 31, 2007 and 2006, the Company accrued or imputed interest expense on related party loans totaling $7,364 and $7,271, respectively.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Note Payable – During the three months ended March 31, 2007 and 2006, interest expense on the note payable amounted to $7,397 and $7,397, respectively.

Capital Contributions – In January, February, and March 2007, a shareholder of the Company contributed cash totaling $6,730.

Consulting Agreement – In January 2007, the Company signed a consulting agreement with a shareholder of the Company to assist with recruiting a new chief executive officer.  The Company agreed to pay the shareholder’s related expenses and to pay a fee of 25% of the first-year compensation paid to the new chief executive officer.  The fee is expected to be approximately $50,000 and the first half of this fee was paid in January 2007 through the issuance of 25,000 shares of common stock valued at $26,500, or $1.06 per share.

NOTE 5 - COMMON STOCK, OPTIONS, AND WARRANTS

Common Stock – In March 2007, the Company issued 1,381 shares of common stock to consultants for services valued at $1,450, or $1.05 per share.

In February 2007, the Company issued 1,764 shares of common stock to consultants for services valued at $1,499, or $0.85 per share.

In February 2007, the Company issued 250,000 shares of common stock to consultants for services valued at $280,000, or $1.12 per share.

In January 2007, the Company issued 1,307 shares of common stock to consultants for services valued at $1,386, or $1.06 per share.

Vested Warrants – Of the 267,083 warrants unvested at December 31, 2006, 43,750 Class A warrants and 12,500 Class B warrants vested during the three months ended March 31, 2007.

Share-Based Payment Disclosures - During the three months ended March 31, 2007 and 2006, share-based payments resulted in expenses of $448,170 and $734,038, respectively.

A summary of warrant activity as of March 31, 2007 and changes during the three months then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	28,555,000	$ 1.07
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2007	28,555,000	$ 1.06	1.25	$4,926,600
Exercisable at March 31, 2007	28,344,167	$ 1.06	1.25	$4,811,017

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

A summary of the status of the non-vested shares as of March 31, 2007 and changes during the three months then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2006	193,750	$1.33
Granted	-	-
Vested	(31,250)	1.34
Forfeited	-	-
Non-vested at December 31, 2006	162,500	$1.33

As of March 31, 2007, there was $406,587 of total unrecognized expense related to non-vested share-based payments.  That cost is expected to be recognized over a weighted-average period of 0.6 years.  The total fair value of shares vested during the three months ended March 31, 2007 was $41,813.

NOTE 6 – FOREIGN CURRENCY TRANSACTIONS

At March 31, 2007, the Company has fees of 880 Euros that have not been paid and are included in accounts payable at $1,177 based on the currency conversion ratio on that date of $1.3374:1 Euro.  During the three months ended March 31, 2007 and 2006, the Company recorded foreign currency transaction losses of $16 and $0, respectively, due to changes in the exchange rates.

NOTE 7 - INCOME TAXES

At March 31, 2007, the Company has net operating loss carryovers of approximately $917,400 available to offset future taxable income and expiring beginning in 2023 through 2027.  The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows at March 31, 2007:

Deferred tax assets:
Organization costs	$31
Research and development equipment	1,225
Share-based payments	670,222
Net operating loss carryovers	176,593
Total deferred tax assets	$848,071
Deferred tax liabilities:
Patent application costs	$6,610
Depreciation	210
Total deferred tax liabilities	$6,820
Total deferred tax assets	$848,071
Total deferred tax liabilities	(6,820)
Valuation allowance	(841,251)
Net deferred tax asset (liability)	$-

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss before income tax provision as follows:

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2007	2006	2007
Loss before income tax provision	$(503,620)	$(792,367)	$(4,370,446)
Expected combined federal and state income tax rate	20.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(100,724)	(158,473)	(874,089)
Federal benefit of state taxes	3,777	5,943	32,778
Tax effect of:
Meals and entertainment	-	5	60
Change in valuation allowance	96,947	152,525	841,251
Net income tax expense (benefit)	$-	$-	$-

NOTE 8 – COMMITMENT

In February 2006, the Company signed a research agreement that requires payment of $5,000 per month for two years.  Through March 31, 2007, the Company has made payments of $15,000 on this agreement and has accrued a liability of $60,000 for past-due payments.

NOTE 9 – SUBSEQUENT EVENTS

In April 2007, the Company issued 100,000 shares of common stock to extend related party loans due on December 31, 2006 through December 31, 2007.

In April 2007, the Company issued 33,000 shares of common stock to entice additional shareholder loans.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Clinical Trial d-OSABibs

During the first fiscal quarter of 2007, we continued to perform  multiple administrative organizational details in preparation for our clinical trial which is designed to treat 100 ischemic brain stroke patients with d-OSABibs Therapy.  During the quarter, we continued development on the treatment protocol for the clinical trial.  Our 2007 objectives for this clinical trial include finding a partner or executing a $2-5,000,000 round of financing which is required to commence this clinical trial.

Grants, Partnering and Financing

During the first fiscal quarter of 2007, we continued to explore multiple financing opportunities.  These include equity, debt, partnering, grants and any combination thereof. During fiscal 2007, we need to secure partnering, grants or financing to meet its business objectives and conduct any substantial research or product development.

Off-balance sheet arrangements

We had no off balance sheet arrangements during the quarter ended March 31, 2007.

Forward Looking Statements.

This Form 10-QSB contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance as well as all other statements which are not statements of historical fact.  These statements contain words such as, but not limited to, “believes,” “anticipates,” “expects,” “estimates,” “projects,” “will,” “may” and “might.”

The forward-looking statements contained in this Form 10-QSB reflect our current beliefs and expectations on the date of this Form 10-QSB.  Actual results, performance or outcomes may differ materially from what is expressed in the forward-looking statements.  We have discussed the important factors, which we believe could cause actual results, performance or outcomes to differ materially from what is expressed in the forward-looking statements, under the caption “Factors That May Affect Future Results and Financial Condition.”  We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

You should read the discussion below in conjunction with Part I, Item 1, “Financial Statements,” of this Form 10-QSB and our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 3(a)T. Controls and Procedures.

Management’s annual report on internal control over financial reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in internal control over financial reporting

We had no changes in internal control over financial reporting during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2007, we issued the following unregistered securities:

To whom	Date	Number of shares	Consideration
Acquis Associates	01/19/2007	25,000	Services
PMG Capital LLC	02/14/2007	250,000	Public Relations Services
Sharkus	05/08/2007	75,198	Interest on Loan

We issued these securities to persons who were “accredited investors” as defined in Rule 501 of the Securities and Exchange Commission; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and  Exchange Commission; state sales to “accredited investors” are preempted by Section 18 of the Securities Act.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIPIDVIRO TECH, INC.

Date:	May 21, 2007	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

Date:	May 21, 2007	By:	/s/Steven Keyser
Steven Keyser, Director