Form 10QSB
period 2007-06-30
LIPIDVIRO TECH INC
filed 2007-08-14
CIK 6732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: June 30, 2007 – 18,189,935 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

JUNE 30, 2007 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets, June 30, 2007 and December 31, 2006	2

Unaudited Condensed Consolidated Statements of Operations, For the Three and Six Months Ended June 30, 2007 and 2006 and For the Period From Inception On May 6, 2003 Through June 30, 2007	3

Unaudited Condensed Consolidated Statements of Cash Flows, For the Six Months Ended June 30, 2007 and 2006 and For the Period From Inception On May 6, 2003 Through June 30, 2007	4 - 5

Notes to Unaudited Condensed Consolidated Financial Statements	6 - 10

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	June 30 2007	December 31, 2006
CURRENT ASSETS:
Cash	$ 1,312	$ 236
Retainer	-	10,000
Total Current Assets	1,312	10,236
PROPERTY AND EQUIPMENT, net	1,114	1,482

OTHER ASSETS:
Definite-life intangible assets	34,637	34,337
Deferred financing costs	31,900	31,900
Goodwill	290,317	290,317
TOTAL ASSETS	$ 359,280	$ 368,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 254,536	$ 249,346
Obligation to repurchase common stock	9,500	9,500
Related party loans	551,888	476,020
Total Current Liabilities	815,924	734,866
Total Liabilities	1,468,362	1,372,428

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 18,189,935 and 17,732,220 shares issued and outstanding, respectively	18,190	17,732
Capital in excess of par value	3,557,504	2,854,438
Deficit accumulated during the development stage	(4,675,276)	(3,866,826)
	(1,099,582)	(994,656)
Less: Obligation to repurchase common stock	(9,500)	(9,500)
Total Stockholders’ Equity (Deficit)	(1,109,082)	(1,004,156))

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 359,280	$ 368,272

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From Inception on May 6, 2003, through June 30,
	2007	2006	2007	2006	2007
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	42,500	306,500	149,645	458,454
Employee Compensation	40,310	60,818	80,621	67,184	228,540
Other General and administrative	35,885	21,012	65,893	24,494	354,186
Research and development	67,715	875,747	135,431	1,536,453	2,169,796
Total Operating Expenses	143,910	1,000,077	588,445	1,777,776	3,210,976
OPERATING LOSS	(143,910)	(1,000,077)	(588,445)	(1,777,776)	(3,210,976)

OTHER INCOME (EXPENSES):
Interest Income	-	-	-	-	23
Foreign currency transaction Loss	(12)	-	(28)	-	(82)
Related party interest expense	(160,908)	(1,013,890)	(219,977)	(1,028,558)	(1,464,241)
Total Other Income (Expense)	(160,920)	(1,013,890)	(220,005)	(1,028,558)	(1,464,300)

LOSS BEFORE INCOME TAX PROVISION	(304,830)	(2,013,967)	(808,450)	(2,806,334)	(4,675,276)

PROVISION FOR INCOME TAXES	-	-	-	-	-
NET INCOME (LOSS)	$(304,830)	$(2,013,967)	$(808,450)	$(2,806,334)	$(4,675,276)
BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.12)	$(0.05)	$(0.17)
WEIGTHED AVERAGE SHARES OUTSTANDING	17,941,183	17,256,619	17,779,996	16,393,942

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		For the Period From Inception On May 6, 2003 through June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(808,450)	$(2,806,334)	$(4,675,276)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	368	368	2,561
Imputed interest expense		7,271	42,377
Noncash expenses paid by a shareholder	-	6,900	6,900
Noncash expenses paid by issuance of common stock	189,278	1,000,000	1,334,230
Noncash services paid by issuance of common stock	396,784	589,645	1,065,601
Noncash services paid by grant of warrants	102,428	1,070,718	1,323,025
Net (increase) decrease in operating assets:
Retainer	10,000	-	-
Net increase (decrease) in operating liabilities:
Accounts payable	5,190	22,824	253,531
Related party loans - interest	15,823	6,411	35,946
Related party accrued interest	14,876	14,876	52,438
Net Cash Used by Operating Activities	(73,703)	(87,321)	(558,667)

CASH FLOWS FROM INVESTING ACTIVITIES: Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	(300)	(1,229)	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	(300)	(1,229)	(306,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	-	638	-
Proceeds from related party loans	64,545	87,100	522,941
Payments on related party loans	(4,500)	-	(7,000)
Proceeds from capital contributions	15,034	812	18,141
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		For the Period From Inception On May 6, 2003 through June 30,
	2007	2006	2007
Net Cash Provided by Financing Activities	75,079	88,550	866,292
NET INCREASE IN CASH	1,076	-	1,312
CASH AT BEGINNING OF PERIOD	236	-	-
CASH AT END OF PERIOD	$1,312	$-	$1,312
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Item 310(b) of U.S. Securities and Exchange Commission Regulation S-B.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2007, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	June 30, 2007
Office Equipment	5 years	$ 433
Website	5 years	$ 3,242
3,675
Less accumulated depreciation		(2,561)
Net Property and Equipment		$ 1,114

Depreciation expense for the six months ended June 30, 2007 and 2006 was $368 and $368, respectively.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the six months ended June 30, 2007, shareholders or entities related to them loaned $64,545 to the Company, and the Company repaid loans totaling $4,500.  In March 2007, the Company issued 42,198 shares of common stock valued at $44,308, or $1.05 per share, to entice additional shareholder loans.  In April 2007, the Company issued a total of 133,000 shares of common stock valued at $144,970, or $1.09 per share, to entice additional shareholder loans.  At June 30, 2007, the Company owes a total of $551,888 to the related parties with $68,607 due October 1, 2007 and $483,281 due December 31, 2007.  During the six months ended June 30, 2007 and 2006, the Company accrued or imputed interest expense on related party loans totaling $15,823 and

$13,682, respectively.

Note Payable – During the six months ended June 30, 2007 and 2006, interest expense on the note payable amounted to $14,876 and $14,876, respectively.

Capital Contributions – During the six months ended June 30, 2007, a shareholder of the Company contributed cash totaling $15,034.

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

NOTE 5 - COMMON STOCK, OPTIONS, AND WARRANTS

Common Stock – In June 2007, the Company issued 1,245 shares of common stock to consultants for services valued at $498, or $0.40 per share.

In May 2007, the Company issued 612 shares of common stock to consultants for services valued at $606, or $0.99 per share.

In April 2007, the Company issued 1,208 shares of common stock to consultants for services valued at $1,220, or $1.01 per share.

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

Vested Warrants – Of the 267,083 warrants unvested at December 31, 2006, 87,500 Class A warrants and 25,000 Class B warrants vested during the six months ended June 30, 2007.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

Share-Based Payment Disclosures - During the six months ended June 30, 2007 and 2006, share-based payments resulted in expenses totaling $688,490 and $2,660,363, respectively.

A summary of warrant activity as of June 30, 2007 and changes during the six months then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	28,555,000	$ 1.07
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2007	28,555,000	$ 1.06	1.00	-
Exercisable at June 30, 2007	28,400,417	$ 1.06	1.00	$ -

A summary of the status of the non-vested shares as of June 30, 2007 and changes during the six months then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2006	193,750	$1.33
Granted	-	-
Vested	(62,500)	1.34
Forfeited	-	-
Non-vested at December 31, 2006	131,250	$1.33

As of June 30, 2007, there was $313,561 of total unrecognized expense related to non-vested share-based payments.  That cost is expected to be recognized over a weighted-average period of 0.5 years.  The total fair value of shares vested during the six months ended June 30, 2007 was $83,625.

NOTE 6 – FOREIGN CURRENCY TRANSACTIONS

At June 30, 2007, the Company has fees of 880 Euros that have not been paid and are included in accounts payable at $1,190 based on the currency conversion ratio on that date of $1.352:1 Euro.  During the six months ended June 30, 2007 and 2006, the Company recorded foreign currency transaction losses of $28 and $0, respectively, due to changes in the exchange rates.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

At June 30, 2007, the Company has net operating loss carryovers of approximately $982,000 available to offset future taxable income and expiring beginning in 2023 through 2027.  The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows at June 30, 2007:

Deferred tax assets:
Organization costs	$24
Research and development equipment	1,126
Share-based payments	716,484
Net operating loss carryovers	189,127
Total deferred tax assets	$906,761
Deferred tax liabilities:
Patent application costs	$6,668
Depreciation	182
Total deferred tax liabilities	$6,850
Total deferred tax assets	$906,761
Total deferred tax liabilities	(6,850)
Valuation allowance	(899,911)
Net deferred tax asset (liability)	$-

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss before income tax provision as follows:

	For the Six Months Ended June 30,		For the Period From Inception On May 6, 2003 through June 30,
	2007	2006	2007
Loss before income tax provision	$(808,450)	$(2,806,334)	$(4,675,276)
Expected combined federal and state income tax rate	20.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(161,690)	(561,267)	(935,055)
Federal benefit of state taxes	6,063	21,048	35,064
Tax effect of:
Meals and entertainment	20	14	80
Change in valuation allowance	155,607	540,205	899,911
Net income tax expense (benefit)	$-	$-	$-

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS

In June 2007, the Company signed an agreement with a consultant to arrange financing for the Company.  If successful, the Company will pay between 10% and 17% of the proceeds to the consultant.  If the Company does not accept a financing transaction arranged by the consultant, then the Company may have to pay $5,000 per month for services under the agreement up to $60,000.

In February 2006, the Company signed a research agreement that requires payment of $5,000 per month for two years.  Through June 30, 2007, the Company has made payments of $15,000 on this agreement and has accrued a liability of $75,000 for past-due payments.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Clinical Trial d-OSABibs

During the second fiscal quarter of 2007, we continued to perform multiple administrative organizational details in preparation for our clinical trial, which is designed to treat 100 ischemic brain stroke patients with d-OSABibs Therapy.  During the quarter, we continued development on the treatment protocol for the clinical trial.  Our 2007 objectives for this clinical trial include finding a partner or executing a $2-5,000,000 round of financing which is required to commence this clinical trial.

Grants, Partnering and Financing

During the second fiscal quarter of 2007, we continued to explore multiple financing opportunities.  These include equity, debt, strategic partnering, grants and any combination thereof. During fiscal 2007, we need to secure partnering, grants or financing to meet our business objectives and conduct any substantial research or product development.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended June 30, 2007.

Forward Looking Statements.

This Form 10-QSB contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance as well as all other statements, which are not statements of historical fact.  These statements contain words such as, but not limited to, “believes,” “anticipates,” “expects,” “estimates,” “projects,” “will,” “may” and “might.”

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

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarter ended June 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following shares were issued during the quarter ended June 30, 2007:

Name	Date	Shares	Description
Allen & Caron	4/30/2007	1,208	Services rendered
Allen & Caron	5/31/2007	612	Services rendered
Allen & Caron	6/30/2007	1,245	Services rendered
Benedente Holdings	4/10/2007	100,000	Debt Services
Linda Sharkus	4.10.2007	33,000	Debt Services

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

10-KSB Annual Reports for the years ended December 31, 2006, 2005 and 2004.*

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

LIPIDVIRO TECH, INC.

Date:	August 14, 2007	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

Date:	August 14, 2007	By:	/s/Steven Keyser
Steven Keyser, Director