Form 10QSB
period 2007-09-30
LIPIDVIRO TECH INC
filed 2007-12-20
CIK 6732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: September 30, 2007 – 18,274,525 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

SEPTEMBER 30, 2007 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets, September 30, 2007 and December 31, 2006	3

Unaudited Condensed Consolidated Statements of Operations, For the Three and Nine Months Ended September 30, 2007 and 2006 and For the Period From Inception On May 6, 2003 Through September 30, 2007	4

Unaudited Condensed Consolidated Statements of Cash Flows, For the Nine Months Ended September 30, 2007 and 2006 and For the Period From Inception On May 6, 2003 Through September 30, 2007	5 - 6

Notes to Unaudited Condensed Consolidated Financial Statements	7 - 11

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30 2007	December 31, 2006
CURRENT ASSETS:
Cash	$ 1,833	$ 236
Retainer	-	10,000
Total Current Assets	1,833	10,236
PROPERTY AND EQUIPMENT, net	931	1,482

OTHER ASSETS:
Definite-life intangible assets	34,637	34,337
Deferred financing costs	31,900	31,900
Goodwill	290,317	290,317
TOTAL ASSETS	$ 359,618	$ 368,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 274,341	$ 249,346
Obligation to repurchase common stock	9,500	9,500
Related party loans	564,720	476,020
Total Current Liabilities	848,561	734,866

LONG-TERM LIABILITIES:
Related party accrued interest	60,000	37,562
Related party note payable	600,000	600,000
Total Liabilities	1,508,561	1,372,428

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 18,274,525 and 17,732,220 shares issued and outstanding, respectively	18,275	17,732
Capital in excess of par value	3,663,479	2,854,438
Deficit accumulated during the development stage	(4,821,197)	(3,866,826)
	(1,139,443)	(994,656)
Less: Obligation to repurchase common stock	(9,500)	(9,500)
Total Stockholders’ Equity (Deficit)	(1,148,943)	(1,004,156))

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 359,618	$ 368,272

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period From Inception on May 6, 2003, through September 30,
	2007	2006	2007	2006	2007
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	306,500	149,645	458,454
Employee Compensation	40,311	19,804	120,932	86,988	268,851
Other General and administrative	7,006	37,041	72,899	61,535	361,192
Research and development	69,459	39,639	204,890	1,576,092	2,239,255
Total Operating Expenses	116,776	96,484	705,221	1,874,260	3,327,752
OPERATING LOSS	(116,776)	(96,484)	(705,221)	(1,874,260)	(3,327,752)

OTHER INCOME (EXPENSES):
Interest Income	-	-	-	-	23
Foreign currency transaction Loss	(62)	-	(90)	-	(144)
Related party interest expense	(29,083)	(14,249)	(249,060)	(1,042,807)	(1,493,324)
Total Other Income (Expense)	(29,145)	(14,249)	(249,150)	(1,042,807)	(1,493,445)

LOSS BEFORE INCOME TAX PROVISION	(145,921)	(110,733)	(954,371)	(2,917,067)	(4,821,197)

PROVISION FOR INCOME TAXES	-	-	-	-	-
NET INCOME (LOSS)	$(145,921)	$(110,733)	$(954,371)	$(2,917,067)	$(4,821,197)
BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.05)	$(0.17)
WEIGTHED AVERAGE SHARES OUTSTANDING	18,048,753	17,289,037	17,870,566	16,695,586

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		For the Period From Inception On May 6, 2003 through September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(954,371)	$(2,917,067)	$(4,821,197)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	551	551	2,744
Imputed interest expense	-	7,271	42,377
Noncash expenses paid by a shareholder	-	6,900	6,900
Noncash expenses paid by issuance of common stock	201,967	1,000,000	1,346,919
Noncash services paid by issuance of common stock	438,597	589,645	1,107,414
Noncash services paid by grant of warrants	153,641	1,135,637	1,374,238
Net (increase) decrease in operating assets:
Retainer	10,000	-	-
Net increase (decrease) in operating liabilities:
Accounts payable	24,995	50,123	273,336
Related party loans - interest	24,655	13,098	44,778
Related party accrued interest	22,438	22,438	60,000
Net Cash Used by Operating Activities	(77,527)	(91,404)	(562,491)

CASH FLOWS FROM INVESTING ACTIVITIES: Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	(300)	(1,229)	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	(300)	(1,229)	(306,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	-	(152)	-
Proceeds from related party loans	68,545	90,100	526,941
Payments on related party loans	(4,500)	-	(7,000)
Proceeds from capital contributions	15,379	2,685	18,486
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		For the Period From Inception On May 6, 2003 through September 30,
	2007	2006	2007
Net Cash Provided by Financing Activities	79,424	92,633	870,637
NET INCREASE IN CASH	1,597	-	1,833
CASH AT BEGINNING OF PERIOD	236	-	-
CASH AT END OF PERIOD	$1,833	$-	$1,833
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Item 310(b) of U.S. Securities and Exchange Commission Regulation S-B.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2007, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	September 30, 2007
Office Equipment	5 years	$ 433
Website	5 years	$ 3,242
3,675
Less accumulated depreciation		(2,744)
Net Property and Equipment		$ 931

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $551 and $551, respectively.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the nine months ended September 30, 2007, shareholders or entities related to them loaned $68,545 to the Company, and the Company repaid loans totaling $4,500.  In March 2007, the Company issued 42,198 shares of common stock valued at $44,308, or $1.05 per share, to entice additional shareholder loans.  In April 2007, the Company issued a total of 133,000 shares of common stock valued at $144,970, or $1.09 per share, to entice additional shareholder loans.    In July 2007, the Company issued 84,590 shares of common stock valued at $12,689, or $0.15 per share, to entice additional shareholder loans.  At September 30, 2007, the Company owes a total of $564,720 to the related parties with $74,075 due October 1, 2007 and $490,645 due December 31, 2007.  During the nine months ended September 30, 2007 and 2006,the Company accrued or imputed interest expense on related party loans totaling$24,655 and $20,369, respectively.

Note Payable – During the nine months ended September 30, 2007 and 2006, interest expense on the note payable amounted to $22,438 and $22,438, respectively.

Capital Contributions – During the nine months ended September 30, 2007, a shareholder of the Company contributed cash and made payments on behalf of the Company totaling $15,379.

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

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

Vested Warrants – Of the 267,083 warrants unvested at December 31, 2006, 131,250 Class A warrants and 37,500 Class B warrants vested during the nine months ended September 30, 2007.

Share-Based Payment Disclosures - During the nine months ended September 30, 2007 and 2006, share-based payments resulted in expenses totaling $794,205 and $2,725,282, respectively.

A summary of warrant activity as of September 30, 2007 and changes during the nine months then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	28,555,000	$ 1.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2007	28,555,000	$ 1.06	.75	-
Exercisable at September 30, 2007	28,456,667	$ 1.06	.75	$ -

A summary of the status of the non-vested shares as of September 30, 2007 and changes during the nine months then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2006	193,750	$1.33
Granted	-	-
Vested	(93,750)	1.34
Forfeited	-	-
Non-vested at September 30, 2007	100,000	$1.32

As of September 30, 2007, there was $220,535 of total unrecognized expense related to non-vested share-based payments.  That cost is expected to be recognized over a weighted-average period of 0.4 years.  The total fair value of shares vested during the nine months ended September 30, 2007 was $125,438.

NOTE 6 – FOREIGN CURRENCY TRANSACTIONS

At September 30, 2007, the Company has fees of 880 Euros that have not been paid and are included in accounts payable at $1,251 based on the currency conversion ratio on that date of $1.4219:1 Euro.  During the nine months ended September 30, 2007 and 2006, the Company recorded foreign currency transaction losses of $90 and $0, respectively, due to changes in the exchange rates.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

At September 30, 2007, the Company has net operating loss carryovers of approximately $1,023,000 available to offset future taxable income and expiring beginning in 2023 through 2027.  The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows at September 30, 2007:

Deferred tax assets:
Organization costs	$17
Research and development equipment	1,027
Share-based payments	736,834
Net operating loss carryovers	196,941
Total deferred tax assets	$934,819
Deferred tax liabilities:
Patent application costs	$6,668
Depreciation	153
Total deferred tax liabilities	$6,821
Total deferred tax assets	$934,819
Total deferred tax liabilities	(6,821)
Valuation allowance	(927,998)
Net deferred tax asset (liability)	$-

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss before income tax provision as follows:

	For the Nine Months Ended September 30,		For the Period From Inception On May 6, 2003 through September 30,
	2007	2006	2007
Loss before income tax provision	$(954,371)	$(2,917,067)	$(4,821,197)
Expected combined federal and state income tax rate	20.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(190,874)	(583,413)	(964,239)
Federal benefit of state taxes	7,158	21,878	36,159
Tax effect of:
Meals and entertainment	22	20	82
Change in valuation allowance	183,694	561,515	927,998
Net income tax expense (benefit)	$-	$-	$-

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

In February 2007, a vendor obtained a $16,166 default judgment against the Company for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At September 30, 2007, the Company owed $16,785 on the judgment and the amount has been included in accounts payable.

In February 2006, the Company signed a research agreement that requires payment of $5,000 per month for two years.  Through June 30, 2007, the Company has made payments of $15,000 on this agreement and has accrued a liability of $90,000 for past-due payments.

NOTE 9 – SUBSEQUENT EVENTS

During December, 2007, certain shareholders of the Company have entered into an option agreement with an unaffiliated third party, which if exercised, would result in a change in control of the Company.  The Company is not a party to the agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Clinical Trial d-OSABibs

During the third quarter of 2007, we continued to perform multiple administrative organizational details in preparation for our clinical trial, which is designed to treat 100 ischemic brain stroke patients with d-OSABibs Therapy.  During the quarter, we continued development on the treatment protocol for the clinical trial.  Our 2007 objectives for this clinical trial include finding a partner or executing a $2-5,000,000 round of financing which is required to commence this clinical trial.

Grants, Partnering and Financing

During the third quarter of 2007, we continued to explore multiple financing opportunities.  These include equity, debt, strategic partnering, grants and any combination thereof. During fiscal 2007, we need to secure partnering, grants or financing to meet our business objectives and conduct any substantial research or product development.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended September 30, 2007.

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

Item 3(a)T. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We had no changes in internal control over financial reporting during the quarter ended September 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2007, Friedrich and Dimmock, Inc., a vendor, obtained a $16,166 default judgment against the Company for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At September 30, 2007, the Company owed $16,785 on the judgment and the amount has been included in accounts payable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following shares were issued during the quarter ended September 30, 2007:

Name	Date	Shares	Description
Linda Sharkus	9/14/2007	84,590	Additional consideration on a loan

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)           On September 10, 2007, Linda Sharkus was removed from the Board of Directors. See Item 6.

On December 18, 2007, which is subsequent to the end of the period covered by this Report, the holders of 13,066,734 shares of the Company’s outstanding common stock (representing approximately 71.5% of the total outstanding shares of common stock) entered into an Option Agreement with an unrelated third party.  If the option is exercised, the third party will obtain voting control of the Company and the Company will timely file a Current Report on Form 8-K disclosing such change in control.

(b) Nominating Committee

During the quarterly period ended September 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

8-K Current Report dated April 13, 2006, regarding a Press Release, filed April 14, 2006.*

8-K Current Report dated April 17, 2006, regarding a Press Release, filed April 17, 2006.*

8-K Current Report dated October 16, 2006, regarding expansion of our Board of Directors, filed October 25, 2006.*

10-KSB Annual Reports for the years ended December 31, 2006, 2005 and 2004.*

8-K Current Report dated September 10, 2007, regarding the resignation of Linda Sharkus, filed October 15, 2007.

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

LIPIDVIRO TECH, INC.

Date:	December 20, 2007	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

Date:	December 20, 2007	By:	/s/Steven Keyser
Steven Keyser, Director