Form 10KSB
period 2007-12-31
LIPIDVIRO TECH INC
filed 2008-03-28
CIK 6732

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State Issuer’s revenues for its most recent fiscal year: December 31, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

March 17, 2008 - $6,663.53. There are approximately 6,663,525 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

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

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

March 17, 2008:  Common – 17,964,830

March 17, 2008:  Class A Warrants – 8,074,185

March 17, 2008:  Class B Warrants - 8,786,400

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I

3

Item 1. Description of Business

3

Item 2. Description of Property

6

Item 3. Legal Proceedings

6

Item 4. Submission of Matters to a Vote of Security Holders

7

PART II

7

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities  7

Item 6. Management’s Discussion and Analysis or Plan of Operation

9

Item 7. Financial Statements.

13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  24

Item 8(A)T. Controls and Procedures.

24

Disclosure Controls and Procedures

24

Item 8(B). Other Information.

25

PART III

25

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  25

Item 10. Executive Compensation

27

Item 11. Security Ownership of Certain Beneficial Owners and Management

28

Item 12. Certain Relationships and Related Transactions

30

Item 13. Exhibits

31

Item 14. Principal Accounting Fees and Services

32

SIGNATURES

33

PART I

Item 1. Description of Business

Business Development

For a discussion of the business development of Lipidviro Tech, Inc., (“our Company” or “we,” “our,” “us” or words of similar import) for the years ended December 31, 2006, 2005, 2004, and 2003, see our 10-KSB Annual Reports for the years then ended, filed April 17, 2007, April 21, 2006, April 14, 2005, and April 14, 2004, respectively, with the Securities and Exchange Commission, and which are incorporated herein by this reference.  See Part III, Item 13.

Business Developments for the year ended December 31, 2007.

Clinical Trial d-OSABibs

During 2007, we continued to perform multiple administrative organizational details in preparation for our clinical trial, which is designed to treat 100 ischemic brain stroke patients with d-OSABibs Therapy.  During the quarter, we continued development on the treatment protocol for the clinical trial.  Our 2007 objectives for this clinical trial included finding a partner or executing a $2-5,000,000 round of financing which is required to commence this clinical trial.

Grants, Partnering and Financing

During 2007, we continued to explore multiple financing opportunities.  These included equity, debt, strategic partnering, grants and any combination thereof. During fiscal 2007, we were unable to secure partnering, grants or financing to meet our business objectives and conduct any substantial research or product development.

Business

Overview.

LipidViro Tech, Inc. (OTCBB: LPVT) is an early-stage biotechnology company.  During the calendar year ended December 31, 2007, we were engaged in research and commercial development of two primary platforms: d-OSAB Therapy, a treatment targeting cardiovascular disease and stroke; and PathPure, a purification process for production of pathogen-free biologics.

LipidViro d-OSAB Therapy is a new, re-engineered doseable form of a traditional therapy known as OSAB-uc for uncontrolled dosing. The traditional OSAB-uc cannot be commercialized due to poor, immeasurable dosing, but has generated a lengthy, multi-year safety profile demonstrating safety and non-toxicity in over five million treatments delivered to more than 350,000 patients.

During 2007, we were unable to obtain the funding necessary to proceed with our plan of operation.  Accordingly, on January 3, 2008, which is subsequent to the period covered by this Report, we entered into an Option Agreement with AcquiSci, Inc., a New Jersey corporation (“AcquiSci”), and our wholly-owned subsidiary, LipidViro Tech, Inc., a Utah corporation (“LipidViro Utah”), by which LipidViro granted to AcquiSci an option to purchase the technology that constitutes substantially all of our assets (the “Technology”).  AcquiSci has exercised its option and the parties have executed a Purchase Agreement providing for AcquiSci’s purchase of the Technology.  Closing will be subject to the approval of the Company’s majority stockholders and compliance with Regulation 14A or 14C of the Securities and Exchange Commission.  Copies of the Option Agreement and the Purchase Agreement were attached as exhibits to our Current Report on Form 8-K, dated January 3, 2008, which was filed with the Securities and Exchange Commission on January 25, 2008.  See the Exhibit Index, Part III, Item 13 of this Report.

Principal Products or Services and their Markets

During the calendar year ended December 31, 2007, we were focused on the development of therapeutics and biological products that utilize our proprietary d-OSAB platform, processes and equipment. Our Company currently has no approved, saleable products or services, and accordingly, is considered to be a biotechnology company in the development stage.  Upon the completion of our Purchase Agreement with AcquiSci, we will not have any principal products or services.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Following the completion of the Technology disposition, we will no longer be engaged in the highly competitive biotechnology industry.

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

Upon the completion of the Purchase Agreement, AcquiSci will acquire all of our intellectual property as it relates to the Technology.  There is no certainty that our existing patent applications or others we may apply for, if issued, will afford the Company, AcquiSci or their successors substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or any potential patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will prevail if they are challenged in court. There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Intellectual property litigation could therefore create business uncertainty and consume substantial financial and human resources.

There is considerable uncertainty within the biotechnology industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world, and, to date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents.

Need for any Governmental Approval of Principal Products or Services

Drugs, devices and biologic products must satisfy rigorous standards of safety and effectiveness before they can be approved or, in the case of some medical devices, “cleared” for commercial marketing by the U.S. Food and Drug Administration, or the FDA.  However, following the closing of the Purchase Agreement and the sale of the Technology, we will no longer be subject to this regulatory regime.

Effect of Existing or Probable Governmental Regulations on the Business

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

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.  The Securities and Exchange Commission has recently phased out the use of Regulation SB, which was formerly available to “small business issuers” such as the Company.  The Company is now deemed to be a “smaller reporting company.” Beginning with its next annual report, it will be subject to the disclosure requirements of Regulation S-K of the Commission, and will file its annual and quarterly reports on Forms 10-K and 10-Q, respectively.

Research and Development Costs During the Last Two Fiscal Years

We spent $262,864 in research and development during the period from January 1, 2007, through December 31, 2007, and $1,706,671 during the year ended December 31, 2006, through LipidViro Utah, our predecessor and wholly-owned subsidiary.

Cost and Effects of Compliance with Environmental Laws

None; not applicable.

Number of Total Employees and Number of Full Time Employees

During calendar year 2008, we expect to continue to utilize unpaid consultants whenever possible to maintain low overhead expenses. In the event there are no unpaid consultants available to assist us, we are able to manage all of our operational aspects without the assistance of any such unpaid consultants.

As of December 31, 2007, no board member or officer had received any cash compensation from our Company.  Once our Company is better capitalized, we plan on creating a compensation plan with benefits, intended to assist in attracting and retaining qualified officers and personnel.  We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 2. Description of Property

We own no real estate and do not lease office space for management and administrative functions.  All administrative functions are conducted from home-based offices located in the homes of our officers and employees.  We have not had a need to rent office space and have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from the home-based offices of our officers and employees during calendar year 2008.  There is no expense to us for these home based offices other than incidental office supplies. At some point, we may require additional office space requiring rental expense, but we do not anticipate any such need during calendar year 2008.

Item 3. Legal Proceedings

In February 2007, Friedrich and Dimmock, Inc., a vendor, obtained a $16,166 default judgment against the Company for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At December 31, 2007, the Company owed $16,785 on the judgment and the amount has been included in accounts payable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the calendar year covered by this Annual Report or during the three previous calendar years.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is no “established trading market” for our shares of common stock. We are listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “LPVT”; however, management does not expect any established trading market to develop unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  All of these persons have satisfied the six-month holding period requirement of Rule 144.  See “Sales of Unregistered Securities During the Past Three Years,” of this Annual Report.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2007 and 2006.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Quotations for our common stock only commenced at the end of the fourth quarter of 2002.

Period	High	Low
January 1, 2006 through March 31, 2006	$1.06	$0.80
April 1, 2006 through June 30, 2006	$2.01	$1.05
July 1, 2006 through September 30, 2006	$1.95	$0.35
October 1, 2006 through December 31, 2006	$1.15	$0.35
January 1, 2007 through March 31, 2007	$1.04	$0.36
April 1, 2007 through June 30, 2007	$1.05	$0.25
July 1, 2007 through September 30, 2007	$0.25	$0.03
October 1, 2007 through December 31, 2007	$0.14	$0.01

All quotes have been adjusted for the 7 for 1 forward split on April 17, 2006.

Holders

The number of record holders of our common stock as of the date of this Annual Report is approximately 1,644, not including an indeterminate number who may hold shares in “street name.”

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

In March, 2003, our Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2007, total awards available to be granted from the Plan amounted to 10,500,000.

Recent Sales of Unregistered Securities

During the calendar year ended December 31, 2007, we issued the following unregistered securities:

Name	Date	Number of Shares	Consideration

Acquis Associates	2/19/07	25,000	Services
PMG Capital LLC	2/14/07	250,000	Public Relations Services
Sharkus	5/8/07	46,650	Services and Interest on Loan
Allen & Caron	4/30/07	1,208	Services
Allen & Caron	5/31/07	612	Services
Allen & Caron	6/30/07	1,245	Services
Benedente Holdings	4/10/07	100,000	Debt Services
Linda Sharkus	4/10/07	33,000	Debt Services
Linda Sharkus	9/14/07	84,590	Additional consideration on a loan

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2007, for the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2007 through October 31, 2007	None	None	None	None
Month #2 November 1, 2007 through November 30, 2007	None	None	None	None
Month #3 December 1, 2007 through December 31, 2007	None	None	None	None
Total	None	None	None	None

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Overview.

The following is a description of our plan of operation as of December 31, 2007, the end of the period covered by this Annual Report.   As discussed under the subheading “Disposition of Technology,” below, during the first quarter of 2008, we entered into an agreement to sell our biotechnology.  If this transaction is completed, we will no longer be engaged in the biotechnology industry.

LipidViro Tech, Inc. (OTCBB: LPVT) is a development-stage biotechnology company.  During the calendar year ended December 31, 2007, we were engaged in research and commercial development of d-OSAB, a device-based multi-therapeutic platform.

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

LIPIDVIRO d-OSAB THERAPY.

During calendar 2007, we continued commercial development of d-OSAB Therapy. LipidViro d-OSAB is designed to generate multiple therapeutics from a single platform.  This model leverages one-time design costs across multiple products, shortening subsequent product development cycles.

d-OSAB Therapy uses a small volume of the patient’s blood which is removed and oxidatively stressed by the d-OSAB device, inducing apoptosis in leucocytes.  The treated blood is returned to the patient intravenously, where the patient’s body recognizes the apoptotic cells and responds in two specific ways:

•

Halting production of chemicals that cause inflammation; and

•

Producing chemicals which reduce inflammation.

The net result is a powerful fast-acting anti-inflammatory therapy which appears to specifically target areas of inflammation.  Potential therapeutic applications include diseases where acute and chronic inflammation play significant roles.

 LipidViro d-OSABibs TherapyTargeting Ischemic Brain Stroke.

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

Clinical Studies

Using a substantially similar “apoptotic” therapy, during 2006 LipidViro’s competitor Vasogen released new results from its landmark Phase III CHF study including:

•

72% of treated patients with no prior history of heart attack experienced a statistically significant reduction in risk of death or cardiovascular hospitalization; and

•

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

2007 Research & Product Development.

Overview.

Our product development research program is designed to evaluate our proprietary technologies. We have utilized the results of our pre-clinical research studies to identify potential products.  Each potential product was ranked for development priority based on our assessment of the product’s prospects for commercial success. During calendar 2007 we focused our efforts on research and commercial development of our d-OSAB platform which targets therapeutics for treatment of cardiovascular disease and stroke.

Clinical Trial Treating Ischemic Brain Stroke

During calendar 2007, our research efforts focused on commencing a clinical trial treating patients who suffered an acute Ischemic Brain Stroke.  Research efforts included equipment development for use in this trial, clinical trial site selection, clinical trial design and duration, independent trial overview and clinical trial review and approval by hospital Ethics Committees.  Although we made progress advancing preparation for this clinical trial, our research efforts and ability to commence this clinical trial during 2007 were substantially limited by our lack of research funding.

Intellectual Property.

During 2007, we filed for patent protection covering the d-OSAB technology platform, PathPure platform and for proprietary applications utilized by these platforms.

Disposition of the Technology.

Due to our lack of funding to further our business plan, on January 3, 2008, which is subsequent to the period covered by this Report, we entered into an Option Agreement by which we granted to AcquiSci the option to purchase the Technology that constitutes substantially all of our material assets.  AcquiSci has exercised its option and we expect that the closing of the sale of the Technology will take place in the second quarter of 2008.  Following the completion of the Technology sale, we will no longer be engaged in the biotechnology industry.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements for the year ended December 31, 2007.

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

Item 7. Financial Statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

DECEMBER 31, 2007 CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                                                                                                                                 PAGE

Report of Independent Registered Public Accounting Firm                                                                                F-2

Consolidated Balance Sheet, December 31, 2007                                                                                                   F-3

Consolidated Statements of Operations, For the Years Ended December 31, 2007 and 2006 and

For the Period From Inception On May 6, 2003 Through December 31, 2007                                                   F-4

Consolidated Statement of Stockholders’ Equity, For the Period From Inception On May 6, 2003

Through December 31, 2007                                                                                                                          F-5 - F-12

Consolidated Statements of Cash Flows, For the Years Ended December 31, 2007 and 2006 and

For the Period From Inception On May 6, 2003 Through December 31, 2007                                      F-13 - F-14

Notes to the Consolidated Financial Statements                                                                                      F-15 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LipidViro Tech, Inc. and Subsidiary

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of LipidViro Tech, Inc. and Subsidiary [a development stage company] as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on May 6, 2003 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LipidViro Tech, Inc. and Subsidiary as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on May 6, 2003 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pritchett, Siler & Hardy

PRITCHETT, SILER & HARDY, P.C.

March 27, 2008

Salt Lake City, Utah

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2007
CURRENT ASSETS:
Cash	$ 46
Total Current Assets	46
PROPERTY AND EQUIPMENT, net	747

OTHER ASSETS:
Definite-life intangible assets	34,637
Goodwill	290,317
TOTAL ASSETS	$ 325,747

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 275,364
Related party loans	686,124
Total Current Liabilities	961,488

LONG-TERM LIABILITIES:
Related party accrued interest	67,562
Related party note payable	600,000
Total Liabilities	1,629,050

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 18,274,525 shares issued and outstanding	18,275
Capital in excess of par value	3,770,672
Deficit accumulated during the development stage	(5,092,250)
Total Stockholders' Equity (Deficit)	(1,303,303)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 325,747

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2007	2006	2007
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	411,707	151,954	563,661
Employee compensation	161,242	147,806	309,161
Other general and administrative	114,970	80,923	403,263
Research and development	262,864	1,706,671	2,297,229
Total Operating Expenses	950,783	2,087,354	3,573,314
OPERATING LOSS	(950,783)	(2,087,354)	(3,573,314)

OTHER INCOME (EXPENSE):
Interest income	-	-	23
Foreign currency transaction loss	(123)	(54)	(177)
Related party interest expense	(274,518)	(1,201,596)	(1,518,782)
Total other Income (Expense)	(274,641)	(1,201,650)	(1,518,936)
LOSS BEFORE INCOME TAX PROVISION	(1,225,424)	(3,289,004)	(5,092,250)
PROVISION FOR INCOME TAXES	-	-	-
NET INCOME (LOSS)	$(1,225,424)	$(3,289,004)	$(5,092,250)
BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.19)
WEIGHTED AVERAGE SHARES OUTSTANDING	17,929,642	16,870,047

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2007

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2007

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2007

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2007

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2007

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

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2007

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Issuance of 61,005 shares of common stock for debt financing valued at $30,502, or $0.50 per share, November 2006	61,005	61	30,441	-	-	30,502

Issuance of 2,178 shares of common stock for services valued at $2,309, or $1.06 per share, December 2006	2,178	2	2,307	-	-	2,309

Capital contributions	-	-	17,278	-	-	17,278

Share-based payments vested during the year ended December 31, 2006	-	-	313,202	-	-	313,202

Net loss for the year ended December 31, 2006	-	-	-	(3,289,004)	-	(3,289,004)
BALANCE, December 31, 2006	17,732,220	17,732	2,854,438	(3,866,826)	(9,500)	(1,004,156)

Issuance of 26,307 shares of common stock for services valued at $27,886, or $1.06 per share January 2007	26,307	26	27,860	-	-	27,886

Issuance of 250,000 shares of common stock for services valued at $280,000 or $1.12 per share, February 2007	250,000	250	279,750	-	-	280,000

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2007

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Issuance of 1,764 shares of common stock for services valued at $1,499, or $0.85 per share, February 2007	1,764	2	1,497	-	-	1,499

Issuance of 43,579 shares of common stock for debt financing valued at $44,308 and services valued at $1,450 or $1.05 per share, March 2007	43,579	44	45,714	-	-	45,758

Issuance of 133,000 shares of common stock for debt financing valued at $144,970, or $1.09 per share, April 2007	133,000	133	144,837	-	-	144,970

Issuance of 1,820 shares of common stock for services valued at $1,826, or approximately $1.00 per share, April and May 2007	1,820	2	1,824	-	-	1,826

Issuance of 1,245 shares of common stock for services valued at $498, or $0.40 per share, June 2007	1,245	1	497	-	-	498

Issuance of 84,590 shares of common stock for debt financing valued at $12,688, or $0.15 per share, July 2007	84,590	85	12,604	-	-	12,689

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2007

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Capital contributions	-	-	29,546	-	-	29,546

Share-based payments vested during the year ended December 31, 2007	-	-	372,105	-	-	372,105

Termination of obligation to repurchase stock related to unsuccessful financing transaction	-	-	-	-	9,500	9,500

Net loss for the year ended December 31, 2007	-	-	-	(1,225,424)	-	(1,225,424)
BALANCE, December 31, 2007	18,274,525	$18,275	$3,770,672	$(5,092,250)	$-	$(1,303,303)

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,225,424)	$(3,289,004)	$(5,092,250)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	735	735	2,928
Expense costs related to unsuccessful financing transaction	31,900	-	31,900
Imputed interest expense	-	7,271	42,377
Noncash expenses paid by a shareholder	-	6,900	6,900
Noncash expenses paid by issuance of common stock	201,967	1,144,202	1,346,919
Noncash services paid by issuance of common stock	480,409	668,704	1,149,226
Noncash services paid by grant of warrants	204,855	1,220,597	1,425,452
Net (increase) decrease in operating assets:
Retainer	10,000	(10,000)	-
Net increase (decrease) in operating liabilities:
Accounts payable	26,018	86,676	274,359
Related party loans - interest	42,551	20,123	62,674
Related party accrued interest	30,000	30,000	67,562
Net Cash (Used) by Operating Activities	(196,989)	(113,796)	(681,953)

CASH FLOWS FROM INVESTING ACTIVITIES: Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	(300)	(1,230)	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash (Used) by Investing Activities	(300)	(1,230)	(306,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	-	(441)	-
Proceeds from related party loans	173,753	113,096	632,149
Payments on related party loans	(6,200)	(500)	(8,700)
Proceeds from capital contributions	29,546	3,107	32,653
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2007	2006	2007
Net Cash Provided by Financing Activities	197,099	115,262	988,312
NET INCREASE (DECREASE) IN CASH	(190)	236	46
CASH AT BEGINNING OF PERIOD	236	-	-
CASH AT END OF PERIOD	$46	$236	$46
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in obligation to repurchase stock related to unsuccessful financing transaction	$(9,500)	$9,500	$-
Definite-life intangible asset fees accrued in accounts payable	$-	$1,005	$1,005
Deferred financing costs paid through issuance of common stock	$-	$31,900	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

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

LipidViro Tech, Inc. and Subsidiary ("the Company") researches and plans to market substances and methods for treating viral and bacterial infections as well as other possible medical purposes.  The Company has not generated any revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Intangible Assets - In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company reviews their intangible assets for impairment at least annually.  Using standard valuation techniques, the Company determined that there was no impairment of their intangible assets during the years ended December 31, 2007 and 2006.

Deferred Financing Costs – In conjunction with a planned private placement offering, the Company incurred $31,900 in costs of preparing documents for the planned offering.  The Company had planned to defer the costs and offset them against the proceeds of the planned offering.  In December 207, the Company abandoned their planned offering and expensed the costs.

Advertising – The Company expenses advertising costs as incurred.  Advertising expense was $0 and $6,900 for the years ended December 31, 2007 and 2006, respectively.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2007, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the years ended December 31, 2007 and 2006, respectively, shareholders or entities related to them loaned $173,753 and $113,096 to the Company, and the Company repaid loans totaling $6,200 and $500.  Before April 2006, the loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum with an offsetting capital contribution.  In April 2006, the Company issued 1,400,000 shares of common stock valued at $1,000,000, or approximately $0.7143 per share, to extend the loans then outstanding.  The loans now bear interest at 6% per annum and $496,409 of the loans are due when funds are available.  The other $189,715 of the loans were due October 1, 2007, were in default as of December 31, 2007, and are expected to be paid subsequently through the disposition of the Company’s research (See Note 15).  In November 2006, the Company issued 61,005 shares of common stock valued at $30,502, or $0.50 per share, to entice an additional shareholder to make loans to the Company.  In March 2007, the Company issued 42,198 shares of common stock valued at $44,308, or $1.05 per share, to entice additional shareholder loans.  In April 2007, the Company issued a total of 133,000 shares of common stock valued at $144,970, or $1.09 per share, to entice additional shareholder loans.  In July 2007, the Company issued 84,590 shares of common stock valued at $12,689, or $0.15 per share, to entice additional shareholder loans.  At December 31, 2007, the Company owes a total of $686,124 to the related parties.  During the years ended December 31, 2007 and 2006, the Company accrued or imputed interest expense on related party loans totaling $42,551 and $27,394, respectively.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Note Payable – In September 2005, the Company issued a 5% $600,000 note payable to repurchase common stock.  The note and accrued interest are all due in September 2009.  During the years ended December 31, 2007 and 2006, interest expense on the note payable amounted to $30,000 and $30,000, respectively.

Stock Repurchase – In September 2005, the Company repurchased and cancelled 55,125,000 shares of common stock for cash of $1, which was paid by a shareholder, and a $600,000 note payable, or approximately $0.0109 per share.

Capital contributions – In June 2006, a shareholder of the Company paid expenses on behalf on the Company by transferring 6,000 shares of common stock valued at $6,900, or $1.15 per share, based on the market value of the stock at that time.  In June, July, and November 2006, a shareholder of the Company contributed cash totaling $3,107.  During the year ended December 31, 2007, a shareholder of the Company contributed cash and made payments on behalf of the Company totaling $15,895.  In December 2007, a shareholder made payments on behalf of the Company totaling $13,651.

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

Management Compensation - The Company has paid no cash compensation to any officer of the Company.  However, in May 2003, the Company issued 175,000 shares of common stock to an officer of the Company as payment of organization costs of $750, or approximately $0.0043 per share.  In June 2003, the Company issued 26,250 shares of common stock to an officer of the Company for services rendered valued at $113, or approximately $0.0043 per share.  In February 2006, the Company granted 350,000 Class A warrants to an officer of the Company for services valued at $76,395, or approximately $0.2183 per warrant.  The warrants vest as services are rendered through January 2008.  At December 31, 2007, 335,417 of the warrants had vested.

NOTE 6 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31, 2007
Office Equipment	5 years	$ 433
Website	5 years	$ 3,242
3,675
Less accumulated depreciation		(2,928)
Net Property and Equipment		$ 747

Depreciation expense for the years ended December 31, 2007 and 2006 was $735 and $735, respectively.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Lives	December 31, 2007
Pending Patent Applications	N/A	$ 34,637
34,637
Less accumulated amortization		-
Net Definite-Life Intangible Assets		$ 34,637

The Company’s definite-life intangible assets consist only of pending patent applications.  Once a patent has been granted, the Company will amortize the related costs over the estimated useful life of the patent.  If a patent application is denied, then the costs will be expensed at that time.

NOTE 8 - GOODWILL

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2007	2006	2007
Goodwill at beginning of period	$290,317	$290,317	$-
Goodwill from the acquisition of 95.9% of Parent	-	-	269,006
Goodwill from the acquisition of the minority interests in Parent	-	-	21,311
Goodwill at end of period	$290,317	$290,317	$290,317

NOTE 9 – OBLIGATION TO REPURCHASE COMMON STOCK

In November 2006, the Company issued 80,000 shares of common stock with an initial fair value of $89,600, or $1.12 per share, to a law firm that was helping the Company prepare documents for a planned private placement offering. The Company agreed to repurchase these shares for $9,500 cash using the proceeds from that planned offering.  On the date of issuance, the Company recorded interest expense for the $80,100 difference between the initial fair value of the stock and the repurchase price.  In December 2007, the Company abandoned their planned offering and the Company no longer has an obligation to repurchase the 80,000 shares of common stock.

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

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

In April and May 2007, the Company issued a total of 1,820 shares of common stock to consultants for services valued at $1,826, or approximately $1.00 per share.

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

In April 2006, the Company granted 70,000 Class A warrants to a consultant for services valued at $49,218, or approximately $0.7031 per warrant.  The warrants vested as services were rendered through December 31, 2006.  At December 31, 2007, all of the warrants had vested.

In February 2006, the Company granted 560,000 Class A warrants to a consultant for services valued at $122,232, or approximately $0.2183 per warrant.  The warrants vested immediately.

In January 2006, the Company granted 105,000 Class A warrants to a consultant for services valued at $22,930, or approximately $0.2184 per warrant.  The warrants vest with 35,000 warrants vesting immediately and 70,000 warrants vesting as services were rendered through June 2006.  At December 31, 2007, all of the warrants had vested.

Class B Warrants – Class B warrants are exercisable through June 30, 2008 at $1.43 per share of common stock.

In August 2006, the Company granted 40,000 Class B warrants to consultants for services valued at $29,918, or $0.74795 per warrant.  The warrants vest with 20,000 and 20,000 warrants vesting as services are rendered through June 2008 and July 2008, respectively.  At December 31, 2007, 29,167 of the warrants had vested.

In July 2006, the Company granted 20,000 Class B warrants to a consultant for services valued at $15,616, or $0.7808 per warrant.  The warrants vest as services are rendered through June 2008.  At December 31, 2007, 15,000 of the warrants had vested.

In June 2006, the Company granted 20,000 Class B warrants to a consultant for services valued at $27,976, or $1.3988 per warrant.  The warrants vest as services are rendered through June 2008.  At December 31, 2007, 15,000 of the warrants had vested.

In May 2006, the Company granted 20,000 Class B warrants to a consultant for services valued at $13,714, or $0.6857 per warrant.  The warrants vest as services are rendered through August 2008.  At December 31, 2007, 13,333 of the warrants had vested.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

In February 2006, the Company granted 560,000 Class B warrants to a consultant for services valued at $43,008, or $0.0768 per warrant.  The warrants vested immediately.

Share-Based Payment Disclosures - During the years ended December 31, 2007 and 2006, share-based payments resulted in expenses of $887,231 and $3,033,503, respectively.

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

A summary of warrant activity as of December 31, 2007 and changes during the year then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weigthed-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	28,555,000	$ 1.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2007	28,555,000	$ 1.06	.50	$ -
Exercisable at December 31, 2007	28,512,917	$ 1.06	.50	$ -

A summary of the status of the non-vested shares as of December 31, 2007 and changes during the year then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2006	193,750	$1.33
Granted	-	-
Vested	(125,000)	1.34
Forfeited	-	-
Non-vested at December 31, 2007	68,750	$1.32

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

As of December 31, 2007, there was $127,509 of total unrecognized expense related to non-vested share-based payments.  That cost is expected to be recognized over a weighted-average period of 0.3 years.  The total fair value of shares vested during the year ended December 31, 2007 was $167,250.

Stock Option Plan - In March 2003, the Board of Directors of Parent approved and adopted the "2003 Stock Option/Stock Issuance Plan" ("the Plan"), terminating December 31, 2009, with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  The Board of Directors has further authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share.  Under the Plan, the Board of Directors shall determine which eligible persons are to receive incentive options, non-statutory grants or stock issuances.  The Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed ten years from the option grant date.  At December 31, 2007, the Company had not granted any awards from the Plan and total awards available to be granted from the Plan amounted to 10,500,000 shares.

NOTE 11 – FOREIGN CURRENCY TRANSACTIONS

The Company has two patent applications filed with the European Patent Office and was required to pay renewal fees totaling 800 Euros in October 2006.  In November 2006, the Company was assessed additional fees totaling 80 Euros.  At December 31, 2007, these fees have not been paid and are included in accounts payable at $1,285 based on the currency conversion ratio on that date of $1.4603:1 Euro.  During the years ended December 31, 2007 and 2006, the Company recorded foreign currency transaction losses of $123 and $54, respectively, due to changes in the exchange rates.

NOTE 12 - INCOME TAXES

The income tax provision consists of the following components:

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2007	2006	2007
Current income tax expense (benefit)	$-	$-	$-
Deferred income tax expense (benefit)	$-	$-	$-
Net income tax expense (benefit) charged to operations	$-	$-	$-

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (Continued)

At December 31, 2007, the Company has net operating loss carryovers of approximately $1,201,500 available to offset future taxable income and expiring beginning in 2023 through 2027.  The Company has experienced losses since inception and has not yet generated any revenues; therefore, the Company has established a valuation allowance to offset the net deferred tax assets.  Due to a subsequent change in control of the Company (See Note 15), the ultimate amount and availability of any net operating loss carryovers may be subject to limitations.

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

December 31, 2007
Deferred tax assets:
Organization costs	$10
Research and development equipment	928
Share-based payments	754,742
Net operating loss carryovers	231,288
Total deferred tax assets	$986,968
Deferred tax liabilities:
Patent application costs	$6,668
Depreciation	124
Total deferred tax liabilities	$6,792
Total deferred tax assets	$986,968
Total deferred tax liabilities	(6,792)
Valuation allowance	(980,176)
Net deferred tax asset (liability)	$-

These amounts have been presented in the financial statements as follows:

Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (Continued)

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss before income tax provision as follows:

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2007	2006	2007
Loss before income tax provision	$(1,225,424)	$(3,289,004)	$(5,092,250)
Expected combined federal and state income tax rate	20.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(245,085)	(657,801)	(1,018,450)
Federal benefit of state taxes	9,191	24,668	38,192
Tax effect of:
Meals and entertainment	22	22	82
Change in valuation allowance	235,872	633,111	980,176
Net income tax expense (benefit)	$-	$-	$-

NOTE 13 – DILUTED LOSS PER SHARE

At December 31, 2007, the Company had 14,490,000 Class A warrants and 14,065,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anit-dilutive.  At December 31, 2006, the Company had 14,490,000 Class A warrants and 14,065,000 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.

NOTE 14 – COMMITMENTS

In June 2007, the Company signed an agreement with a consultant to arrange financing for the Company.  If successful, the Company will pay between 10% and 17% of the proceeds to the consultant.  If the Company does not accept a financing transaction arranged by the consultant, then the Company may have to pay $5,000 per month for services under the agreement up to $60,000.

In February 2007, a vendor obtained a $16,166 default judgment against the Company for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At December 31, 2007, the Company owed $17,044 on the judgment and the amount has been included in accounts payable.

In February 2006, the Company signed a research agreement that requires payment of $5,000 per month for two years.  Through December 31, 2007, the Company has made payments of $15,000 on this agreement and has accrued a liability of $95,000 for past-due payments.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

On January 3, 2008, for consideration of $100 the Company granted a 60-day option to AcquiSci, Inc. (a New Jersey corporation) to purchase the Company’s research subject to the terms of a Purchase Agreement.  The Purchase Agreement calls for AcquiSci, Inc., its shareholders, and their related entities to return all their Company stock and warrants (expected to be 911,793 shares of common stock, 570,000 Class A warrants, and 560,000 Class B warrants), release the Company from all existing debts owed to them (totaling $284,719 as of December 31, 2007), and pay $1 in exchange for all of the Company’s research including all the Company’s pending patent applications.  In January 2008, AcquiSci, Inc. exercised its option but the Purchase Agreement has not yet closed.

In January 2008, Jenson Services, Inc. (a Utah corporation) acquired 13,066,734 shares of the Company’s outstanding common stock resulting in a change in control of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(A)T. Controls and Procedures.

Disclosure Controls and Procedures

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

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of the Company’s President (principal executive officer and principal financial officer), management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its evaluation, the Company’s President concluded that there are material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2007, the Company did not maintain effective controls over its accounting for related party loans, related party notes payable and consulting expenses. Specifically, the Company did not have effective controls designed and in place to ensure that related party loans and notes payable related to incurred consulting expenses were completely and accurately recorded in accordance with agreements entered into by management. This control deficiency resulted in material audit adjustment proposed by the auditors for the year ended December 31, 2007.  Accordingly, management has determined that this control deficiency constitutes a material weakness. As a result of this material weakness, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2007 based on the criteria set forth in internal control—integrated framework issued by the COSO.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8(B). Other Information.

On January 3, 2008, for consideration of $100 the Company granted a 60-day option to AcquiSci, Inc., a New Jersey corporation (“AcquiSci”), to purchase the Company’s Technology subject to the terms of a Purchase Agreement.  The Purchase Agreement calls for AcquiSci, Inc., its shareholders, and their related entities to return all their Company stock and warrants (consisting of 911,793 shares of common stock, 570,000 Class A warrants, and 560,000 Class B warrants), release the Company from all existing debts owed to them (totaling $284,715 as of December 31, 2007), and pay $1 in exchange for all of the Company’s Technology, including all the Company’s pending patent applications.  In January, 2008, AcquiSci, Inc. exercised its option but the Purchase Agreement has not yet closed.  See Part III, Item 13, 8-K Current Report dated January 3, 2008 and filed with the Securities and Exchange Commission on January 25, 2008.

In January, 2008, the designees of Jenson Services, Inc., a Utah corporation, acquired 13,066,734 shares of the Company’s outstanding common stock resulting in a change in control of the Company.  See Part III, Item 13, 8-K Current Report dated January 28, 2008 and filed with the Securities and Exchange Commission on January 30, 2008.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers for the calendar year ended December 31, 2007, and to the date hereof.  These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kenneth P. Hamik	President &	06/24/2003	*
	Director	06/24/2003	*
Kristy Hamik	COO &	06/24/2003	1/19/2004
	Director	06/24/2003	1/19/2004
Patrick A. Seymour	COO	01/19/2004	4/5/2004
	Director	01/19/2004	4/5/2004
Steven Keyser	Chairman of the Board	10/16/2006	*
Linda Sharkus	Director	10/23/2006	9/12/2007

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

Nominating Committee

We have not established a Nominating Committee because we believe that our two member Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee

We have not adopted an Audit Committee due to the fact that our Company is a development stage company and has generated no revenues from operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kenneth P. Hamik	12/31/07 12/31/06 12/31/05	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Steve Keyser	12/31/07 12/31/06	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Linda Sharkus	12/31/07 12/31/06	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards

Outstanding Equity Awards at Fiscal Year End

                Option Awards                      Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None	None	10,500,000	None	$0.01

In March, 2003, the Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”) with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  Our Board of Directors has authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors.  Under the Plan, Our Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2007, total awards available to be granted from the Plan amounted to 10,500,000.

Compensation of Directors

Director Compensation

___________________________________________________________________

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
None	None	None	None	None	None	None	None

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who beneficially own more than five percent of our common stock as of the date of December 31, 2007 and the date of this Annual Report:

Ownership of Principal Shareholders as of December 31, 2007

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Benedente Holdings, LLC (2)	6,600,300	36.7%
Common Stock	B'Chesed, LLC(3)	1,887,850	10.5%
Common Stock	Keith A. Keyser	1,002,865	5.6%
Common Stock	Sleepy Lion(4)	2,275,000	12.7%
Total		11,766,015	65.5%

(1)  Based on 17,964,830 common shares, after the seven (7) for one (1) dividend.

(2) Benedente Holdings, LLC is a Wyoming Limited Liability Corporation. Steve Keyser is manager and majority shareholder of Benedente Holdings, LLC.

(3)  B’Chesed, LLC is a Wyoming Limited Liability Corporation.

(4)  SleepyLion, LLC is a Wyoming Limited Liability Corporation.   Keith Keyser is manager and majority shareholder of SleepyLion, LLC.

Ownership of Principal Shareholders as of the date of this Annual Report

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Thomas J. Howells 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	7,336,000	40.8%
Common Stock	Mark Sansom 4685 S. Highland Dr., Suite 207 Salt Lake City, UT 84117	1,400,000	7.8%
Common Stock	Kelly Trimble 4685 S. Highland Dr., Suite 207 Salt Lake City, UT 84117	1,350,000	7.5%
Common Stock	Travis T. Jenson 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	1,350,000	7.5%
Total		11,436,000	63.6%

(1)  Based on 17,964,830 outstanding common shares.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of March 11, 2008:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kenneth P. Hamik	201,250	1.12%
Common Stock	Steven Keyser	-0-	0

Changes in Control

On January 28, 2008, Jenson Services, Inc., a Utah corporation (“Jenson Services”), executed an Option Agreement whereby it or its designees would acquire 13,066,734 shares (representing 72.7%) of our issued and outstanding common stock.  These shares were purchased for the sum of $25,000 through the exercise of an option granted to Jenson Services on December 18, 2007, by Benedente Holdings, LLC, a Wyoming limited liability company; B’Chesed, LLC, a Wyoming limited liability company; Sleepy Lion, LLC, a Wyoming limited liability company; Steven Keyser; and Keith Keyser (collectively, the “Optionors”).  The Optionors collectively owned all of the shares of common stock purchased by Jenson Services.  The $25,000 purchase price for these shares came from Thomas J. Howells; Travis T. Jenson and Kelly Trimble, $8,333,33 each.  This change of control was reported on Form 8-K Current Report dated January 28, 2008 and filed with the Securities and Exchange Commission on January 30, 2008, see Part III, Item 13 of this Report.

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

In March, 2003, the Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”) with a maximum of 10,500,000 shares of common stock reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  Our Board of Directors has authorized options to purchase 3,500,000 common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors.  Under the Plan, Our Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2007, total awards available to be granted from the Plan amounted to 10,500,000.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

Except as indicated below, during the calendar year ended December 31, 2007, and since then, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

During the years ended December 31, 2007 and 2006, respectively, shareholders or entities related to them loaned $173,753 and $113,096 to the Company, and the Company repaid loans totaling $6,200 and $500.  Before April 2006, the loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum with an offsetting capital contribution.  In April 2006, the Company issued 1,400,000 shares of common stock valued at $1,000,000, or approximately $0.7143 per share, to extend the loans then outstanding.  The loans now bear interest at 6% per annum and $496,409 of the loans are due when funds are available.  The other $75,584 of the loans were due October 1, 2007, were in default as of December 31, 2007, and are expected to be paid subsequently through the disposition of the Company’s Technology.  In November, 2006, the Company issued 61,005 shares of common stock valued at $30,502, or $0.50 per share, to entice an additional shareholder to make loans to the Company.  In March, 2007, the Company issued 42,198 shares of common stock valued at $44,308, or $1.05 per share, to entice additional shareholder loans.  In April, 2007, the Company issued a total of 133,000 shares of common stock valued at $144,970, or $1.09 per share, to entice additional shareholder loans.  In July, 2007, the Company issued 84,590 shares of common stock valued at $12,689, or $0.15 per share, to entice additional shareholder loans.  During the years ended December 31, 2007 and 2006, the Company accrued or imputed interest expense on related party loans totaling $42,551 and $27,394, respectively.

In January, 2007, the Company signed a consulting agreement with a shareholder of the Company to assist with recruiting a new chief executive officer.  The Company agreed to pay the shareholder’s related expenses and to pay a fee of 25% of the first-year compensation paid to the new chief executive officer.  The fee is expected to be approximately $50,000 and the first half of this fee was paid in January, 2007, through the issuance of 25,000 shares of common stock valued at $26,500, or $1.06 per share.

Parents of the Issuer

The Company does not have any parents.

Transactions with Promoters and control persons

Except as indicated under the heading “Transactions with Related Persons,” above, there were no material transactions, or series of similar transactions, during our Company’s last calendar year, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

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

8-K Current Report dated April 6, 2006, regarding a Press Release, filed April 7, 2006.*

8-K Current Report dated April 13, 2006, regarding a Press Release, filed April 14, 2006.*

8-K Current Report dated April 17, 2006, regarding a Press Release, filed April 17, 2006.*

8-K Current Report dated October 16, 2006, regarding expansion of our Board of Directors, filed October 25, 2006.*

8-K Current Report dated September 10, 2007, regarding Linda Sharkus' removal from the Board of Directors.*

8-K Current Report dated January 3, 2008, regarding AcquiSci purchase of our technology.*

8-K Current Report dated January 28, 2008, regarding a change in control.*

10-KSB Annual Reports for the years ended December 31, 2006, 2005, 2004 and 2004.*

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

***  Attached to our 10KSB Annual Report for the year ended December 31, 2004, and incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2007 and 2006:

Fee Category	2007	2006
Audit Fees	$10,711	$11,557
Audit-related Fees	$0	$0
Tax Fees	$0	$1,050
All Other Fees	$0	$0
Total Fees	$10,711	$12,607

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

LIPIDVIRO TECH, INC.

Date:	March 27, 2008	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

LIPIDVIRO TECH, INC.

Date:	March 27, 2008	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

Date:	March 27, 2008	By:	/s/Steven Keyser
Steven Keyser, Director

