Form 10KSB/A
period 2007-12-31
LIPIDVIRO TECH INC
filed 2008-03-31
CIK 6732

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB/A-1

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

LIPIDVIRO TECH, INC.

Date:	March 31, 2008	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

LIPIDVIRO TECH, INC.

Date:	March 31, 2008	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

Date:	March 31, 2008	By:	/s/Steven Keyser
Steven Keyser, Director

