Form 10-Q
period 2008-03-31
LIPIDVIRO TECH INC
filed 2008-05-15
CIK 6732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49655

LIPIDVIRO TECH, INC.

(Exact name of Registrant as specified in its charter)

Nevada	87-0678927
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1338 S. Foothill Drive, #126

Salt Lake City, Utah  84108

(Address of Principal Executive Offices)

(801) 583-9900

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 14, 2008 - 18,064,830 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

MARCH 31, 2008 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

—

Unaudited Condensed Consolidated Balance Sheets,

March 31, 2008 and December 31, 2007

4

—

Unaudited Condensed Consolidated Statements of Operations,

for the three months ended March 31, 2008

and 2007 and for the period from inception on May 6,

2003 through March 31, 2008

5

—

Unaudited Condensed Consolidated Statements of Cash Flows,

for the three months ended March 31, 2008

and 2007 and for the period from inception on May 6,

2003 through March 31, 2008

6

—

Notes to Unaudited Condensed Consolidated Financial Statements

8 - 11

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$63	$46

Total Current Assets	63	46

PROPERTY AND EQUIPMENT, net	560	747

OTHER ASSETS:
Definite-life intangible assets	34,637	34,637
Goodwill	290,317	290,317

TOTAL ASSETS	$325,577	$325,747

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$298,152	$275,364
Related party loans	699,068	686,124

Total Current Liabilities	997,220	961,488

LONG-TERM LIABILITIES:
Related party accrued interest	75,021	67,562
Related party note payable	600,000	600,000

Total Liabilities	1,672,241	1,629,050

STOCKHOLDERS’ (DEFICIT)
Common Stock, $.001 par value, 150,000,000 shares authorized, 18,274,525 shares issued and outstanding	18,275	18,275
Capital in excess of par value	3,837,897	3,770,672
Deficit accumulated during the development stage	(5,202,836)	(5,092,250)

Total Stockholders’ (Deficit)	(1,346,664)	(1,303,303)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$325,577	$325,747

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2008	2007	2008
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	306,500	563,661
Employee compensation	13,437	40,311	322,598
Other general and administrative	29,131	30,008	432,394
Research and development	52,972	67,716	2,350,201
Total Operating Expenses	95,540	444,535	3,668,854
OPERATING LOSS	(95,540)	(444,535)	(3,668,854)

OTHER INCOME (EXPENSE):
Interest income	-	-	23
Foreign currency transaction loss	(106)	(16)	(283)
Related party interest expense	(14,940)	(59,069)	(1,533,722)
Total other Income (Expense)	(15,046)	(59,085)	(1,533,982)
LOSS BEFORE INCOME TAX PROVISION	(110,586)	(503,620)	(5,202,836)
PROVISION FOR INCOME TAXES	-	-	-
NET INCOME (LOSS)	$(110,586)	$(503,620)	$(5,202,836)
BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING	18,237,025	17,617,018

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(110,586)	$(503,620)	$(5,202,836)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	187	184	3,115
Expense costs related to unsuccessful financing transaction	-	-	31,900
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	44,308	1,346,919
Noncash services paid by issuance of common stock	41,813	352,648	1,191,039
Noncash services paid by grant of warrants	24,340	51,214	1,449,792
Net (increase) decrease in operating assets:
Retainer	-	10,000	-
Net increase (decrease) in operating liabilities:
Accounts payable	22,788	2,675	297,147
Related party loans - interest	7,481	7,364	70,155
Related party accrued interest	7,459	7,397	75,021
Net Cash (Used) by Operating Activities	(6,518)	(27,830)	(688,471)

CASH FLOWS FROM INVESTING ACTIVITIES: Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash (Used) by Investing Activities	-	-	(306,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	5,463	26,545	637,612
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	1,072	6,730	33,725
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	6,535	33,275	994,847

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNADUITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2008	2007	2009
NET INCREASE (DECREASE) IN CASH	17	5,445	63
CASH AT BEGINNING OF PERIOD	46	236	-
CASH AT END OF PERIOD	$63	$5,681	$63
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2008, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PENDING SALE OF RESEARCH ASSETS

On January 3, 2008, for consideration of $100 the Company granted a 60-day option to AcquiSci, Inc. (a New Jersey corporation) to purchase the Company’s research subject to the terms of a Purchase Agreement.  The Purchase Agreement calls for AcquiSci, Inc., its shareholders, and their related entities to return all their Company stock and warrants (expected to be 911,793 shares of common stock, 570,000 Class A warrants, and 560,000 Class B warrants), release the Company from all existing debts owed to them (totaling $284,719 as of March 31, 2008), and pay $1 in exchange for all of the Company’s research including all the Company’s pending patent applications.  In January 2008, AcquiSci, Inc. exercised its option but the Purchase Agreement has not yet closed.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Loans - During the three months ended March 31, 2008, shareholders or entities related to them loaned $5,463 to the Company.  At March 31, 2008, the Company owes a total of $699,068 to the related parties with $509,353 of the loans due when funds are available and the other $189,715 of the loans were due October 1, 2007, were in default as of March 31, 2008, and are expected to be paid subsequently through the disposition of the Company’s research (See Note 3).  During the three months ended March 31, 2008 and 2007, the Company accrued interest expense on related party loans totaling $7,481 and $7,364, respectively.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Note Payable – During the three months ended March 31, 2008 and 2007, interest expense on the note payable amounted to $7,459 and $7,397, respectively.

Capital contributions – During the three months ended March 31, 2008, a shareholder of the Company contributed cash and made payments on behalf of the Company totaling $1,072.

NOTE 5 - PROPERTY AND EQUIPMENT

	Estimated Useful Lives	March 31, 2008
Office Equipment	5 years	$ 433
Website	5 years	$ 3,242
3,675
Less accumulated depreciation		(3,115)
Net Property and Equipment		$ 560

Depreciation expense for the three months ended March 31, 2008 and 2007 was $187 and $184, respectively.

NOTE 6 - COMMON STOCK, OPTIONS, AND WARRANTS

Warrant Vesting – Of the 42,083 warrants unvested at December 31, 2007, 14,583 Class A warrants and 12,500 Class B warrants vested during the three months ended March 31, 2008.

Share-Based Payment Disclosures - During the three months ended March 31, 2008 and 2007, share-based payments resulted in expenses of $66,153 and $448,170, respectively.

A summary of warrant activity as of March 31, 2008 and changes during the three months then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weigthed-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	28,555,000	$ 1.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2008	28,555,000	$ 1.06	.25	$ -
Exercisable at March 31, 2008	28,540,000	$ 1.06	.25	$ -

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK, OPTIONS, AND WARRANTS (Continued)

A summary of the status of the non-vested shares as of March 31, 2008 and changes during the three months then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2007	68,750	$1.32
Granted	-	-
Vested	(31,250)	1.34
Forfeited	-	-
Non-vested at March 31, 2008	37,500	$1.30

As of March 31, 2008, there was $61,356 of total unrecognized expense related to non-vested share-based payments.  That cost is expected to be recognized over a weighted-average period of 0.2 years.  The total fair value of shares vested during the three months ended March 31, 2008 was $41,813.

NOTE 7 – FOREIGN CURRENCY TRANSACTION

During the three months ended March 31, 2008, the Company recorded a foreign currency transaction loss of $106 due to the change in the exchange rate.

NOTE 8 - INCOME TAXES

At March 31, 2008, the Company has net operating loss carryovers of approximately $396,500 available to offset future taxable income and expiring beginning in 2023 through 2028.  Due to a change in control of the Company in January 2008, the net operating loss carryovers will be subject to an annual limitation of approximately $19,800.  The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss before income tax provision as follows:

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2008	2007	2008
Loss before income tax provision	$(110,586)	$(503,620)	$(5,202,836)
Expected combined federal and state income tax rate	20.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(22,117)	(100,724)	(1,040,567)
Federal benefit of state taxes	829	3,777	39,021
Tax effect of:
Change in control limitation	163,568	-	163,568
Meals and entertainment	-	-	82
Change in valuation allowance	(142,280)	96,947	837,896
Net income tax expense (benefit)	$-	$-	$-

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

March 31, 2008
Deferred tax assets:
Organization costs	$2
Research and development equipment	842
Share-based payments	767,476
Net operating loss carryovers	76,338
Total deferred tax assets	$844,658
Deferred tax liabilities:
Patent application costs	$6,668
Depreciation	94
Total deferred tax liabilities	$6,762
Total deferred tax assets	$844,658
Total deferred tax liabilities	(6,762)
Valuation allowance	(837,896)
Net deferred tax asset (liability)	$-

NOTE 9 – COMMITMENTS

In June 2007, the Company signed an agreement with a consultant to arrange financing for the Company.  If successful, the Company will pay between 10% and 17% of the proceeds to the consultant.  If the Company does not accept a financing transaction arranged by the consultant, then the Company may have to pay $5,000 per month for services under the agreement up to $60,000.

In February 2007, a vendor obtained a $16,166 default judgment against the Company for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At March 31, 2008, the Company owed $17,301 on the judgment and the amount has been included in accounts payable.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Disposition of the Technology.

Due to our lack of funding to further our business plan, on January 3, 2008, our wholly-owned subsidiary, LipidViro Tech, Inc., a Utah corporation (“LipidViro Utah”) entered into an Option Agreement by which it granted to AcquiSci, Inc., a New Jersey corporation the option to purchase certain technology owned by LipidViro Utah, which comprises substantially all of its assets (the “Technology”).  AcquiSci has exercised its option and we expect that the closing of the sale of the Technology will take place in the second quarter of 2008, subject to compliance with applicable federal and state laws and regulations.  Following the completion of the Technology sale, we will no longer be engaged in the biotechnology industry.

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Jenson Services.  There are no written agreements requiring Jenson Services to provide these cash resources; and to the extent funds are provided, such funds will bear no interest (though an interest expense of 10% has been imputed on funds advanced) and will be due on demand.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

During the quarters ended March 31, 2008, and 2007, we had losses of $110,586 and $503,620, respectively.

Liquidity

We have $63 in current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Nevada.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing, we may attempt to raise such funding through loans or through additional sales of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2007, Friedrich and Dimmock, Inc., a vendor, obtained a $16,166 default judgment against the Company for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At March 31, 2008, the Company owed $17,301 on the judgment and the amount has been included in accounts payable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Kenneth Hamik.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Kenneth Hamik.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LIPIDVIRO TECH, INC.

Date:	May 15, 2008	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

Date:	May 15, 2008	By:	/s/Steven Keyser
Steven Keyser, Director