Form 10-Q
period 2008-06-30
LIPIDVIRO TECH INC
filed 2008-08-14
CIK 6732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 13, 2008 - 18,274,525 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

JUNE 30, 2008 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

—

Unaudited Condensed Consolidated Balance Sheets,

June 30, 2008 and December 31, 2007

5

—

Unaudited Condensed Consolidated Statements of Operations,

for the three months and six months ended June 30, 2008

and 2007 and for the period from inception on May 6,

2003 through June 30, 2008

6

—

Unaudited Condensed Consolidated Statements of Cash Flows,

for the six months ended June 30, 2008

and 2007 and for the period from inception on May 6,

2003 through June 30, 2008

7

—

Notes to Unaudited Condensed Consolidated Financial Statements

9 - 12

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$25	$46

Total Current Assets	25	46

PROPERTY AND EQUIPMENT, net	373	747

OTHER ASSETS:
Definite-life intangible assets	34,637	34,637
Goodwill	290,317	290,317

TOTAL ASSETS	$325,352	$325,747

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$314,435	$275,364
Related party loans	730,779	686,124

Total Current Liabilities	1,045,214	961,488

LONG-TERM LIABILITIES:
Related party accrued interest	82,480	67,562
Related party note payable	600,000	600,000

Total Liabilities	1,727,694	1,629,050

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.001 par value, 150,000,000 shares authorized, 18,274,525 shares issued and outstanding	18,275	18,275
Capital in excess of par value	3,891,020	3,770,672
Deficit accumulated during the development stage	(5,311,637)	(5,092,250)

Total Stockholders’ Equity (Deficit)	(1,402,342)	(1,303,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$325,352	$325,747

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From Inception on May 6, 2003, through June 30,
	2008	2007	2008	2007	2008
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	608	-	608	306,500	564,269
Employee Compensation	-	40,310	13,437	80,621	322,598
Other General and administrative	39,887	35,885	69,018	65,893	472,281
Research and development	52,972	67,715	105,944	135,431	2,403,173
Total Operating Expenses	93,467	143,910	189,007	588,445	3,762,321
OPERATING LOSS	(93,467)	(143,910)	(189,007)	(588,445)	(3,762,321)

OTHER INCOME (EXPENSES):
Interest Income	-	-	-	-	23
Foreign currency transaction Gain (loss)	5	(12)	(101)	(28)	(278)
Related party interest expense	(15,339)	(160,908)	(30,279)	(219,977)	(1,549,061)
Total Other Income (Expense)	(15,334)	(160,920)	(30,380)	(220,005)	(1,549,316)

LOSS BEFORE INCOME TAX PROVISION	(108,801)	(304,830)	(219,387)	(808,450)	(5,311,637)

PROVISION FOR INCOME TAXES	-	-	-	-	-
NET INCOME (LOSS)	$(108,801)	$(304,830)	$(219,387)	$(808,450)	$(5,311,637)
BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.01)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING	18,247,442	17,941,183	18,231,817	17,779,996

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		For the Period From Inception On May 6, 2003 through June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(219,387)	$(808,450)	$(5,311,637)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	374	368	3,302
Expense costs related to unsuccessful financing Transaction	-	-	31,900
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	189,278	1,346,919
Noncash services paid by issuance of common stock	83,625	396,784	1,232,851
Noncash services paid by grant of warrants	35,243	102,428	1,460,695
Net (increase) decrease in operating assets:
Retainer	-	10,000	-
Net increase (decrease) in operating liabilities:
Accounts payable	39,071	5,190	313,430
Related party loans - interest	15,361	15,823	78,035
Related party accrued interest	14,918	14,876	82,480
Net Cash (Used) by Operating Activities	(30,795)	(73,703)	(712,748)

CASH FLOWS FROM INVESTING ACTIVITIES: Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	(300)	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash (Used) by Investing Activities	-	(300)	(306,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	29,294	64,545	661,443
Payments on related party loans	-	(4,500)	(8,700)
Proceeds from capital contributions	1,480	15,034	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	30,774	75,079	1,019,086

(Continued)

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Six Months Ended June 30,		For the Period From Inception On May 6, 2003 through June 30,
	2008	2007	2008
NET INCREASE (DECREASE) IN CASH	(21)	1,076	25
CASH AT BEGINNING OF PERIOD	46	236	-
CASH AT END OF PERIOD	$25	$1,312	$25
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2008, the Company had incurred losses since inception, had not yet generated any revenues, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PENDING SALE OF RESEARCH ASSETS

On January 3, 2008, for consideration of $100 the Company granted a 60-day option to AcquiSci, Inc. (a New Jersey corporation) to purchase the Company’s research subject to the terms of a Purchase Agreement.  The Purchase Agreement calls for AcquiSci, Inc., its shareholders, and their related entities to return all their Company stock and warrants (expected to be 911,793 shares of common stock, 570,000 Class A warrants, and 560,000 Class B warrants), release the Company from all existing debts owed to them (totaling $284,719 as of June 30, 2008), and pay $1 in exchange for all of the Company’s research including all the Company’s pending patent applications.  In January 2008, AcquiSci, Inc. exercised its option but the Purchase Agreement has not yet closed.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Loans – During the six months ended June 30, 2008, shareholders or entities related to them loaned $29,294 to the Company.  In April 2008, the Company started accruing interest at 8% per annum on related party loans that previously bore no interest.  At June 30, 2008, the Company owes a total of $730,779 to the related parties with $541,064 of the loans due when funds are available and the other $189,715 of the loans were due October 1, 2007, were in default as of June 30, 2008, and are expected to be paid subsequently through the disposition of the Company’s research (See Note 3).  During the six months ended June 30, 2008 and 2007, the Company accrued interest expense on related party loans totaling $15,361 and $15,823, respectively.

Note Payable – During the six months ended June 30, 2008 and 2007, interest expense on the note payable amounted to $14,918 and $14,876, respectively.

Capital Contributions – During the six months ended June 30, 2008, a shareholder of the Company contributed cash and made payments on behalf of the Company totaling $1,480.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

	Estimated Useful Lives	June 30, 2008
Office equipment	5 years	$433
Website	5 years	3,242
		3,675
Less accumulated depreciation		(3,302)
Net Property and Equipment		$373

Depreciation expense for the six months ended June 30, 2008 and 2007 was $374 and $368, respectively.

NOTE 6 – COMMON STOCK, OPTIONS, AND WARRANTS

Warrant Expiration – All of the Company’s warrants expired unexercised on June 30, 2008.

Warrant Vesting – Of the 42,083 warrants unvested at December 31, 2007, 14,583 Class A warrants and 25,000 Class B warrants vested during the six months ended June 30, 2008.  The remaining 2,500 Class B warrants expired unvested.

Share-Based Payment Disclosures - During the six months ended June 30, 2008 and 2007, share-based payments resulted in expenses of $118,868 and $688,490, respectively.

A summary of warrant activity as of June 30, 2008 and changes during the six months then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	28,555,000	$1.06
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(28,555,000)	1.06
Outstanding at June 30, 2008	-	$-	-	$-
Exercisable at June 30, 2008	-	$-	-	$-

A summary of the status of the non-vested shares as of June 30, 2008 and changes during the six months then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2007	68,750	$1.32
Vested	(62,500)	1.34
Non-vested at June 30, 2008	6,250	$1.10

As of June 30, 2008, there was $6,875 of total unrecognized expense related to non-vested share-based payments.  That cost is expected to be recognized over a weighted-average period of 0.1 years.  The total fair value of shares vested during the six months ended June 30, 2008 was $83,625.

NOTE 7 – FOREIGN CURRENCY TRANSACTION

During the six months ended June 30, 2008, the Company recorded a foreign currency transaction loss of $101 due to the change in the exchange rate.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

 (A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

At June 30, 2008, the Company has net operating loss carryovers of approximately $453,000 available to offset future taxable income and expiring beginning in 2023 through 2028.  Due to a change in control of the Company in January 2008, the net operating loss carryovers will be subject to an annual limitation of approximately $19,800.  The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss before income tax provision as follows:

	For the Six Months Ended June 30,		For the Period From Inception on May 6, 2003 Through June 30, 2008
	2008	2007
Loss before income tax provision	$(219,387)	$(808,450)	$(5,311,637)
Expected combined federal and state income tax rate	20.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(43,877)	(161,690)	(1,062,327)
Federal benefit of state taxes	1,645	6,063	39,837
Tax effect of:
Change in control limitation	163,568	-	163,568
Meals and entertainment	-	20	82
Change in valuation allowance	(121,336)	155,607	858,840
Net income tax expense (benefit)	$-	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

June 30, 2008
Deferred tax assets:
Research and development equipment	$756
Share-based payments	777,624
Net operating loss carryovers	87,193
Total deferred tax assets	$865,573

Deferred tax liabilities:
Patent application costs	$6,668
Depreciation	65
Total deferred tax liabilities	$6,733

Total deferred tax assets	$865,573
Total deferred tax liabilities	(6,733)
Valuation allowance	(858,840)
Net deferred tax asset (liability)	$-

NOTE 9 – COMMITMENTS

In June 2007, the Company signed an agreement with a consultant to arrange financing for the Company.  If successful, the Company will pay between 10% and 17% of the proceeds to the consultant.  If the Company does not accept a financing transaction arranged by the consultant, then the Company may have to pay $5,000 per month for services under the agreement up to $60,000.

In February 2007, a vendor obtained a $16,166 default judgment against the Company for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At June 30, 2008, the Company owed $17,557 on the judgment and the amount has been included in accounts payable.

LIPIDVIRO TECH, INC. AND SUBSIDIARY

 (A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

On April 2, 2008, our Board of Directors and three individuals who collectively own approximately 55.9% of our issued and outstanding shares of common stock voted:

•

to effect a reverse split of our issued and outstanding shares of common stock in the ratio of one-for-14, with appropriate adjustments in our additional paid-in capital and stated capital accounts and with all fractional shares to be rounded up to the nearest whole share;

•

to adopt, approve and ratify the sale of the Technology; and

•

to transfer all of its shares of its wholly-owned subsidiary, LipidViro Tech, Inc., a Utah corporation, to Benedente Holdings, LLC, a Wyoming limited liability company, in consideration of Benedente’s agreement to use its best efforts to negotiate the settlement of the Company’s outstanding liabilities.

On July 18, 2008, which is subsequent to the period covered by this Report, we filed with the Securities and Exchange Commission a Definitive Information Statement with respect to each of these matters.  We expect to effectuate each of these transactions on or about August 21, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

Disposition of the Technology.

Due to our lack of funding to further our business plan, on January 3, 2008, our wholly-owned subsidiary, LipidViro Tech, Inc., a Utah corporation (“LipidViro Utah”) entered into an Option Agreement by which it granted to AcquiSci, Inc., a New Jersey corporation the option to purchase certain technology owned by LipidViro Utah, which comprises substantially all of its assets (the “Technology”).  AcquiSci has exercised its option and we expect that the closing of the sale of the Technology will take place in the third quarter of 2008, subject to compliance with applicable federal and state laws and regulations.  Following the completion of the Technology sale, we will no longer be engaged in the biotechnology industry.

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

Results of Operations

During the quarters ended June 30, 2008, and 2007, we had losses of $108,801 and $304,830, respectively.  During the six months ended June 30, 2008, and 2007, we had losses of $219,387 and $808,450, respectively.

Liquidity

We have $25 in current cash resources.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2007, Friedrich and Dimmock, Inc., a vendor, obtained a $16,166 default judgment against the Company for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At June 30, 2008, the Company owed $17,557 on the judgment and the amount has been included in accounts payable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 2, 2008, our Board of Directors and three individuals who collectively own approximately 55.9% of our issued and outstanding shares of common stock voted:

•

to effect a reverse split of our issued and outstanding shares of common stock in the ratio of one-for-14, with appropriate adjustments in our additional paid-in capital and stated capital accounts and with all fractional shares to be rounded up to the nearest whole share;

•

to adopt, approve and ratify the sale of the Technology; and

•

to transfer all of its shares of its wholly-owned subsidiary, LipidViro Tech, Inc., a Utah corporation, to Benedente Holdings, LLC, a Wyoming limited liability company, in consideration of Benedente’s agreement to use its best efforts to negotiate the settlement of the Company’s outstanding liabilities.

On July 18, 2008, which is subsequent to the period covered by this Report, we filed with the Securities and Exchange Commission a Definitive Information Statement with respect to each of these matters.  We expect to effectuate each of these transactions on or about August 21, 2008.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32

Certification of Kenneth Hamik Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Kenneth Hamik Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LIPIDVIRO TECH, INC.

Date:	August14 , 2008	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

Date:	August 14, 2008	By:	/s/Steven Keyser
Steven Keyser, Director