Form 10-Q
period 2008-09-30
LIPIDVIRO TECH INC
filed 2008-11-10
CIK 6732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [ X ] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  October 31, 2008 - 1,305,344 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

SEPTEMBER 30, 2008 CONDENSED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

—

Unaudited Condensed Consolidated Balance Sheets,

September 30, 2008 and December 31, 2007

5

—

Unaudited Condensed Consolidated Statements of Operations,

for the three months and nine months ended September 30, 2008 and 2007 and for the period from inception on May 6,

2003 through September 30, 2008

6

—

Unaudited Condensed Consolidated Statements of Cash Flows,

for the nine months ended September 30, 2008

and 2007 and for the period from inception on May 6,

2003 through September 30, 2008

7

—

Notes to Unaudited Condensed Consolidated Financial Statements

9 - 12

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
CURRENT ASSETS:		(Consolidated)
Cash	$-	$46

Total Current Assets	-	46

PROPERTY AND EQUIPMENT, net	-	747

OTHER ASSETS:
Definite-life intangible assets	-	34,637
Goodwill	-	290,317

TOTAL ASSETS	$-	$325,747

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$38,001	$275,364
Accounts payable subject to indemnification	178,112	-
Related party loans	39,508	686,124

Total Current Liabilities	255,621	961,488

LONG-TERM LIABILITIES:
Related party accrued interest	-	67,562
Related party note payable	-	600,000

Total Liabilities	255,621	1,629,050

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.001 par value, 150,000,000 shares authorized, 1,305,344 and 1,305,334 shares issued and outstanding, respectively	1,305	1,305
Capital in excess of par value	4,852,612	3,787,642
Deficit accumulated during the development stage	(5,109,538)	(5,092,250)

Total Stockholders’ Equity (Deficit)	(255,621)	(1,303,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$325,747

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period From Inception on May 6, 2003, through September 30,
	2008	2007	2008	2007	2008
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	608	306,500	564,269
Employee Compensation	-	40,311	13,437	120,932	322,598
Professional fees	24,745	5,697	91,846	30,884	348,770
Other General and administrative	-	491	-	38,778	101,223
Total Operating Expenses	24,745	46,499	105,891	497,094	1,336,860
OPERATING LOSS	(24,745)	(46,499)	(105,891)	(497,094)	(1,336,860)

OTHER EXPENSES:
Related party interest expense	(16,038)	(29,083)	(46,317)	(249,060)	(1,565,099)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(40,783)	(75,582)	(152,208)	(746,154)	(2,901,959)

PROVISION FOR INCOME TAXES	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(40,783)	(75,582)	(152,208)	(746,154)	(2,901,959)
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued research business	242,882	(70,339)	134,920	(208,217)	(2,207,579)
Income tax expense	-	-	-	-	-
INCOME (LOSS) ON DISCONTINUED OPERATIONS	242,882	(70,339)	134,920	(208,217)	(2,207,579)
NET INCOME (LOSS)	$202,099	$(145,921)	$(17,288)	$(954,371)	$(5,109,538)
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.03)	$(0.06)	$(0.12)	$(0.59)
Discontinued operations	0.18	(0.05)	0.11	(0.16)
Net income (loss)	$0.15	$(0.11)	$(0.01)	$(0.75)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,136	1,289,197	1,303,241	1,276,469

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		For the Period From Inception On May 6, 2003 through September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,288)	$(954,371)	$(5,109,538)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	465	551	3,393
Expense costs related to unsuccessful financing Transaction	-	-	31,900
Gain on settlement of debt	(250,082)	-	(250,082)
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	201,967	1,346,919
Noncash services paid by issuance of common stock	90,500	438,597	1,239,726
Noncash services paid by grant of warrants	35,243	153,641	1,460,695
Net (increase) decrease in operating assets:
Retainer	-	10,000	-
Net increase (decrease) in operating liabilities:
Accounts payable	54,827	24,995	329,186
Related party loans - interest	23,858	24,655	86,532
Related party accrued interest	22,458	22,438	90,020
Net Cash Used by Operating Activities	(40,019)	(77,527)	(721,972)

CASH FLOWS FROM INVESTING ACTIVITIES: Cash of former subsidiary	(25)	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	(300)	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	(25)	(300)	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	38,518	68,545	670,667
Payments on related party loans	-	(4,500)	(8,700)
Proceeds from capital contributions	1,480	15,379	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	39,998	79,424	1,028,310

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Nine Months Ended September 30,		For the Period From Inception On May 6, 2003 through September 30,
	2008	2007	2008
NET INCREASE (DECREASE) IN CASH	(46)	1,597	-
CASH AT BEGINNING OF PERIOD	46	236	-
CASH AT END OF PERIOD	$-	$1,833	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of Subsidiary with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$1,209,297	$-	$1,209,297
Liabilities settled by transferring patents of 34,637	$284,719	$-	$284,719
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2008, the Company had incurred losses since inception, had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SALE OF RESEARCH ASSETS

On January 3, 2008, for consideration of $100 the Company granted a 60-day option to AcquiSci, Inc. (a New Jersey corporation) to purchase the Company’s research subject to the terms of a Purchase Agreement.  The Purchase Agreement called for AcquiSci, Inc., its shareholders, and their related entities to release the Company from debts totaling $284,719 in exchange for all of the Company’s research including the Company’s pending patent applications.  In January 2008, AcquiSci, Inc. exercised its option and the Purchase Agreement closed on September 29, 2008.  This transaction effected a discontinuation of the Company’s research business [See Note 4].

NOTE 4 – DISCONTINUED OPERATIONS

On September 29, 2008, the Company discontinued its research business by selling its research assets [See Note 3].  The Company decided to discontinue its research business because it has not generated any revenues, financing has not been available for clinical trials, and the board of directors wants to prepare the Company to pursue other opportunities.  Operations of the research business have been reclassified in the statements of operations for all periods presented.  The following is a summary of the results of operations of the discontinued research business.

	For the Nine Months Ended September 30,		For the Period From Inception on May 6, 2003 Through September 30, 2008
	2008	2007
Revenue	$-	$-	$-
General and administrative	(2,130)	(3,237)	(47,246)
Research and development	(113,078)	(204,890)	(2,410,307)
Gain on settlement of debt	250,082	-	250,082
Interest income	-	-	23
Foreign currency transaction gain (loss)	46	(90)	(131)
Income taxes	-	-	-
Net income (loss)	$134,920	$(208,217)	$(2,207,579)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Disposition of Subsidiary – On September 30, 2008, the Company transferred 100% of its ownership of Subsidiary to Benedente Holdings, LLC (“Benedente”) to settle debts totaling $1,209,297 [See below] in accordance with an Option Agreement dated December 17, 2007 and amended January 23, 2008.  As part of the agreement, Benedente indemnified the Company against the Company’s accounts payable as of March 31, 2008 [See below].  At the time of the transfer, Subsidiary’s assets and liabilities consisted of $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable.  Due to the related party nature of the $1,209,297 of debts settled for net assets totaling $271,550, the Company recorded the gain as a capital contribution.  The financial statements presented include the operations of Subsidiary from its inception on May 6, 2003 through September 30, 2008 and the balance sheet reflects the disposition of Subsidiary.

Accounts Payables Subject to Indemnification – As part of an Option Agreement [See above], Benedente indemnified the Company against the Company’s accounts payable that existed on March 31, 2008.  Further, Benedente agreed to negotiate settlements of those accounts payable.  As of September 30, 2008, $178,112 of those accounts payable had not yet been settled and have been classified in the balance sheet as accounts payable subject to indemnification because the Company is uncertain whether Benedente has the ability to pay or otherwise settle these liabilities.

Related Party Loans – During the nine months ended September 30, 2008, shareholders or entities related to them loaned $38,518 to the Company.  In April 2008, the Company started accruing interest at 8% per annum on related party loans that previously bore no interest.  The Company repaid loans totaling $189,715 through the transfer of research assets [See Note 3] and the Company repaid loans totaling $519,277 through the disposition of Subsidiary [See above].  At September 30, 2008, the Company owed a total of $39,508 to the related parties.  During the nine months ended September 30, 2008 and 2007, the Company accrued interest expense on related party loans totaling $23,858 and $24,655, respectively.

Note Payable – The Company repaid the $600,000 note payable and accrued interest totaling $90,020 through the disposition of Subsidiary [See above].  During the nine months ended September 30, 2008 and 2007, interest expense on the note payable amounted to $22,458 and $22,438, respectively.

Capital Contributions – During the nine months ended September 30, 2008, a shareholder of the Company contributed cash and made payments on behalf of the Company totaling $1,480.

NOTE 6 – COMMON STOCK, OPTIONS, AND WARRANTS

Reverse Stock Split – On September 5, 2008, the Company effected a 1-for-14 reverse split of the Company’s outstanding common stock.  The financial statements for all periods presented have been restated to reflect this reverse split.

Warrant Expiration – All of the Company’s warrants expired unexercised on June 30, 2008.

Warrant Vesting – Of the 3,007 warrants unvested at December 31, 2007, 1,042 Class A warrants and 1,786 Class B warrants vested during the six months ended June 30, 2008.  The remaining 179 Class B warrants expired unvested.

Share-Based Payment Disclosures - During the nine months ended September 30, 2008 and 2007, share-based payments resulted in expenses of $125,743 and $794,205, respectively.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON STOCK, OPTIONS, AND WARRANTS [Continued]

A summary of warrant activity as of September 30, 2008 and changes during the nine months then ended is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,039,645	$14.93
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(2,039,645)	14.93
Outstanding at September 30, 2008	-	$-	-	$-
Exercisable at September 30, 2008	-	$-	-	$-

A summary of the status of the non-vested shares as of September 30, 2008 and changes during the nine months then ended is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2007	4,911	$18.43
Vested	(4,911)	18.43
Non-vested at September 30, 2008	-	$-

As of September 30, 2008, there was no unrecognized expense related to non-vested share-based payments and there were no non-vested shares outstanding.  The total fair value of shares vested during the nine months ended September 30, 2008 was $90,500.

NOTE 7 – FOREIGN CURRENCY TRANSACTION

During the nine months ended September 30, 2008, the Company recorded a foreign currency transaction gain of $46 due to the change in the exchange rate.  These fees are owed by Subsidiary and were included in the accounts payable eliminated through the disposition of Subsidiary [See Note 5].

NOTE 8 – INCOME TAXES

At September 30, 2008, the Company has net operating loss carryovers of approximately $407,600 available to offset future taxable income and expiring beginning in 2023 through 2028.  Due to a change in control of the Company in January 2008, the net operating loss carryovers will be subject to an annual limitation of approximately $19,800.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES [Continued]

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the Nine Months Ended September 30,		For the Period From Inception on May 6, 2003 Through September 30, 2008
	2008	2007
Loss before income tax provision	$(152,208)	$(746,154)	$(2,901,959)
Expected combined federal and state income tax rate	20.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(30,442)	(149,231)	(580,392)
Federal benefit of state taxes	1,142	5,596	21,765
Tax effect of:
Expired warrant expenses	2,587	23,279	62,100
Meals and entertainment	-	22	82
Non-deductible interest expense	8,916	47,944	301,282
Change in valuation allowance	17,797	72,390	195,163
Net income tax expense (benefit)	$-	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

September 30, 2008
Deferred tax assets:
Net operating loss carryovers	$78,462
Total deferred tax assets	$78,462

Deferred tax liabilities	$-
Total deferred tax liabilities	$-

Total deferred tax assets	$78,462
Total deferred tax liabilities	-
Valuation allowance	(78,462)
Net deferred tax asset (liability)	$-

NOTE 9 – COMMITMENTS

In February 2007, a vendor obtained a $16,166 default judgment against Subsidiary for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At September 30, 2008, Subsidiary owed $17,816 on the judgment and the amount was included in the accounts payable eliminated through the disposition of Subsidiary [See Note 5].

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

Plan of Operation

Disposition of the Technology.

On September 29, 2008, LipidViro Tech, Inc., a Utah corporation (“LipidViro Utah”), which is a wholly-owned subsidiary of LipidViro Tech, Inc., a Nevada corporation (the “Company”), completed the transfer to AcquiSci, Inc., a New Jersey corporation, of certain technology that comprised substantially all of its assets and, by extension, substantially all of the Company’s assets (the “Technology”).

The Technology includes 12 patent applications, together with related documentation, prototypes, know-how, trade secrets and technical data, all as discussed in detail in the Company’s Current Report on Form 8-K dated September 29, 2008, which was filed with the Securities and Exchange Commission on October 1, 2008.

In consideration of the Technology, AcquiSci delivered to LipidViro Utah:

(a)

the sum of $1.00;

(b)

executed releases of all claims against the Company and LipidViro Utah by Joseph Latino; Geribald Investments, LLC; Linda Sharkus; AcquiSci, Inc.; and Acquis Associates;

(c)

(i) 616,000 shares of the Company’s common stock; (ii) a Class A Warrant to purchase 560,000 shares of the Company’s common stock at a price of $0.71 per share, exercisable through June 30, 2008; and (iii) a Class B Warrant to purchase 560,000 shares of the Company’s common stock at a price of $1.43 per share, exercisable through June 30, 2008, all of which were owned by Mr. Latino and/or Geribald Investments; and

(d)

(i) 295,793 shares of the Company’s common stock; and (ii) a Class A Warrant to purchase 70,000 shares of the Company’s common stock at a price of $0.71 per share, exercisable through June 30, 2008, all of which were held by Ms. Sharkus and/or Acquis Associates.

B.

Disposition of LipidViro Utah.

On September 30, 2008, following the completion of the Technology disposition, the Company executed a Bill of Sale by which it assigned to Benedente Holdings, LLC, a Wyoming limited liability company, 9,843,750 shares of common stock of LipidViro Utah (the “Shares”), which Shares constituted all of the issued and outstanding shares of LipidViro Utah common stock.  Benedente is controlled by Steven Keyser, who is a director of the Company.  For more information regarding the disposition of technology or the disposition of LipidViro Utah, see our 8-K Current Report dated September 29, 2008.

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Jenson Services.  There are no written agreements requiring Jenson Services to provide these cash resources; and to the extent funds are provided, such funds will bear no interest (though an interest expense of 10% has been imputed on funds advanced) and will be due on demand.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

During the quarters ended September 30, 2008, and 2007, we had losses from continuing operations of $40,783 and $75,582 and income and loss from discontinued operations of $242,882 and ($70,339) for a net income and loss of $202,099 and ($145,921), respectively.  During the nine months ended September 30, 2008, and 2007, we had losses from continuing operations of $152,208 and $746,154 and income and loss from discontinued operations of $134,920 and ($208,217) for a net loss of $17,288 and $954,371, respectively.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in the State of Nevada.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing, we may attempt to raise such funding through loans or through additional sales of our common stock.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2007, Friedrich and Dimmock, Inc., a vendor, obtained a $16,166 default judgment against the Company for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At September 30, 2008, the Company owed $17,816 on the judgment and the amount was included in the accounts payable eliminated through the disposition of LipidViro Utah.

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

•

to adopt, approve and ratify the sale of the Technology; and

•

to transfer all of the Company’s shares of its wholly-owned subsidiary, LipidViro Utah, to Benedente Holdings, LLC, a Wyoming limited liability company, in consideration of Benedente’s agreement to use its best efforts to negotiate the settlement of the Company’s outstanding liabilities.

On July 18, 2008, we filed with the Securities and Exchange Commission a Definitive Information Statement with respect to each of these matters.  These transactions were effective on or about September 5, 2008.

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

LIPIDVIRO TECH, INC.

Date:	November 7, 2008	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik, President, Chief Executive Officer and Director

Date:	November 7, 2008	By:	/s/Steven Keyser
Steven Keyser, Director