Form 10-K
period 2008-12-31
LIPIDVIRO TECH INC
filed 2009-03-30
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-49655

LIPIDVIRO TECH, INC.

(Exact Name of registrant as specified  in its Charter)

Nevada	87-0678927
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1338 S. Foothill Drive, #126

Salt Lake City, Utah 84108

(Address of Principal Executive Offices)

(801) 583-9900

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second fiscal quarter.

The market value of the voting and non-voting common stock is $353.35, based on 353,353 shares held by non-affiliates.  Due to the extremely limited trading market for the Issuer’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

As of  February 19, 2009, the Issuer had 1,305,344 shares of common stock outstanding.

Documents incorporated by reference: See Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Lipidviro Tech, Inc.,” “Lipidviro,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Lipidviro Tech, Inc., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Lipidviro Tech, Inc. may participate, competition within Lipidviro’s chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

Business Developments for the year ended December 31, 2008.

Disposition of the Technology.

On September 29, 2008, LipidViro Tech, Inc., a Utah corporation (“LipidViro Utah”), which is a wholly-owned subsidiary of LipidViro Tech, Inc., a Nevada corporation (the “Company”), completed the transfer to AcquiSci, Inc., a New Jersey corporation, of certain technology that comprised substantially all of LipidViro Utah’s assets and, by extension, substantially all of the Company’s assets (the “Technology”).

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

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Jenson Services.  There are no written agreements requiring Jenson Services to provide these cash resources; and to the extent funds are provided, such funds will bear interest of 8% and will be due on demand.  As of the date of this Annual Report, we have not actively begun to seek any business or acquisition candidate.

Description of Business

We are currently seeking potential assets, property or businesses to acquire. Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine any particular industry in which we may engage in business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular issuer, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to Form 8-K by the SEC  regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become the controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or  company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of any entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other shareholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K.  These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

None of our directors, executive officers, founders or their affiliates or associates are currently involved in any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business combination with us.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”   That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Securities Exchange Act of 1934, as amended (the “Exchange Act”) Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2008, through December 31, 2008.  We spent $262,864 during the year ended December 31, 2007, through LipidViro Utah, our predecessor and wholly-owned subsidiary.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full Time Employees

None.

Reports to Security Holders

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s SEC Reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

We own no real estate and do not lease office space for management and administrative functions.  All administrative functions are conducted from home-based offices located in the homes of our officers and employees.  We have not had a need to rent office space and have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from the home-based offices of our officers and employees during calendar year 2009.  There is no expense to us for these home based offices other than incidental office supplies. At some point, we may require additional office space requiring rental expense, but we do not anticipate any such need during calendar year 2009.

ITEM 3:  LEGAL PROCEEDINGS

In February 2007, a vendor obtained a $16,166 default judgment against Lipidviro Utah, for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At September 30, 2008, Lipidviro Utah owed $17,816 on the judgment and the amount was included in the accounts payable eliminated through the disposition of Lipidviro Utah.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD”) under the symbol “LPVO”; however, management does not expect any established trading market to develop unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  All of these persons have satisfied the six-month holding period requirement of Rule 144.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2008 and 2007. These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,”

All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2007 through March 31, 2007	$1.04	$0.36

April 1, 2007 through June 30, 2007	$1.05	$0.25

July 1, 2007 through September 30, 2007	$0.25	$0.03

October 1, 2007 through December 31, 2007	$0.14	$0.01

January 1, 2008 through March 31, 2008	$0.35	$0.21

April 1, 2008 through June 30, 2008	$0.70	$0.154

July 1, 2008 through September 30, 2008	$0.10	$0.06

October 1, 2008 through December 31, 2008	$0.11	$0.10

All quotes have been adjusted for the 14 for 1 reverse split of our issued and outstanding shares of common stock on September 5, 2008.

Holders

The Company currently has 1,644 shareholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	750,000	$0.01	750,000

Total	750,000	$0.01	750,000

In March, 2003, our Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” with a maximum of 750,000 shares of common stock (adjusted to take into account the 14 for one reverse split of our outstanding common stock on September 5, 2008) reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 250,000 post-split common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2008, total awards available to be granted from the Plan amounted to 750,000.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None; not applicable.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)  Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)

This section is not available for the resale of securities initially issued by an issuer defined below:

(i)   An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)

No or nominal operations; and

(B)

Either :

(1)   No or nominal assets;

(2)   Assets consisting solely of cash and cash equivalents; or

(3)   Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since the Company is a shell company as defined in subparagraph (i) of Rule 144, its shares of common stock cannot be publicly resold under Rule 144 until the Company complies with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of its shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to the Company’s non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2008 through October 31, 2008	None
Month #2 November 1, 2008 through November 30, 2008	None
Month #3 December 1, 2008 through December 31, 2008	None
Total

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Lipidviro’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our Company’s only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to the Company at terms acceptable to the Company.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure you that it can raise funds, if needed.

Liquidity and Capital Resources

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

Results of Operations

During the years ended December 31, 2008, and 2007, we had losses from continuing operations of $165,752 and $958,383 and income and loss from discontinued operations of $134,920 and ($267,041) for a net loss of $30,832 and $1,225,424, respectively

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIPIDVIRO TECH, INC.

(A Development Stage Company)

DECEMBER 31, 2008 AND 2007 FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                                                                                                                         PAGE

Report of Independent Registered Public Accounting Firm                                                                              15

Balance Sheets, December 31, 2008 and 2007 (Consolidated)                                                                            16

Consolidated Statements of Operations, For the Years Ended December 31, 2008 and 2007 and

For the Period From Inception On May 6, 2003 Through December 31, 2008                                                  17

Consolidated Statement of Stockholders’ Equity, For the Period From Inception On May 6, 2003

Through December 31, 2008                                                                                                                               18-25

Consolidated Statements of Cash Flows, For the Years Ended December 31, 2008 and 2007 and

For the Period From Inception On May 6, 2003 Through December 31, 2008                                            26-27

Notes to the Financial Statements                                                                                                                    28-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LipidViro Tech, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of LipidViro Tech, Inc. and Subsidiary [a development stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on May 6, 2003 through December 31, 2008. LipidViro Tech, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LipidViro Tech, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on May 6, 2003 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming LipidViro Tech, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, LipidViro Tech, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 30, 2009

LIPIDVIRO TECH, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2008	December 31, 2007
CURRENT ASSETS:		(Consolidated)
Cash	$-	$46

Total Current Assets	-	46

PROPERTY AND EQUIPMENT, net	-	747

OTHER ASSETS:
Definite-life intangible assets	-	34,637
Goodwill	-	290,317

TOTAL ASSETS	$-	$325,747

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$41,540	$275,364
Accounts payable subject to indemnification	178,112	-
Related party loans	49,513	686,124

Total Current Liabilities	269,165	961,488

LONG-TERM LIABILITIES:
Related party accrued interest	-	67,562
Related party note payable	-	600,000

Total Liabilities	269,165	1,629,050

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.001 par value, 150,000,000 shares authorized, 1,305,344 and 1,305,334 shares issued and outstanding, respectively	1,305	1,305
Capital in excess of par value	4,852,612	3,787,642
Deficit accumulated during the development stage	(5,123,082)	(5,092,250)

Total Stockholders’ Equity (Deficit)	(269,165)	(1,303,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$325,747

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2008	2007	2008
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	608	411,707	564,269
Employee compensation	13,437	161,242	322,598
Professional fees	104,418	40,045	361,342
Other general and administrative	59	70,871	101,282
Total Operating Expenses	118,522	683,865	1,349,491
OPERATING LOSS	(118,522)	(683,865)	(1,349,491)

OTHER EXPENSE:
Related party interest expense	(47,230)	(274,518)	(1,566,012)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(165,752)	(958,383)	(2,915,503)
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(165,752)	(958,383)	(2,915,503)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued research business	134,920	(267,041)	(2,207,579)
Income tax expense	-	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	134,920	(267,041)	(2,207,579)
NET INCOME (LOSS)	$(30,832)	$(1,225,424)	$(5,123,082)
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$(0.13)	$(0.75)
Discontinued Operations	0.11	(0.21)
Net income (loss)	$(0.02)	$(0.96)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,303,770	1,280,689

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2008

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
BALANCE, May 6, 2003	-	$-	$-	$-	$-	$-

Issued 12,500 common stock shares for payment of organization costs of $750, or approximately $0.06 per share, May 2003	12,500	12	738	-	-	750

Issued 957,500 units, each consisting of one share of common stock, one Class A warrant and one Class B warrant, for cash of $95,960, or approximately $0.100219 per unit, May 2003	957,500	958	95,002	-	-	95,960

Issued 3,937,500 common stock shares for $236,250 cash, or approximately $0.06 per share, June 2003	3,937,500	3,937	232,313	-	-	236,250

Issued 1,875 common stock shares for services valued at $113, or approximately $0.06 per share, June 2003	1,875	2	111	-	-	113

Capital contribution	-	-	1,083	-	-	1,083

Net loss for the period ended December 31, 2003	-	-	-	(146,798)	-	(146,798)
BALANCE, December 31, 2003	4,909,375	4,909	329,247	(146,798)	-	187,358

Issued 106,556 common stock shares to purchase minority interest valued at $21,311, or $0.20 per share, January 2004	106,556	107	21,204	-	-	21,311

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2008

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Capital contribution	-	-	10,368	-	-	10,368

Net loss for the year ended December 31, 2004	-	-	-	(258,831)	-	(258,831)
BALANCE, December 31, 2004	5,015,931	5,016	360,819	(405,629)	-	(39,794)

Repurchased and cancelled 3,937,500 common stock shares for $1 cash and a $600,000 note payable, or approximately $0.1523812 per share, September 2005	(3,937,500)	(3,938)	(596,063)	-	-	(600,001)

Capital contribution	-	-	23,655	-	-	23,655

Net loss for the year ended December 31, 2005	-	-	-	(172,193)	-	(172,193)
BALANCE, December 31, 2005	1,078,431	1,078	(211,589)	(577,822)	-	(788,333)

Granted 7,500 Class A warrants for services valued at $22,930, or approximately $3.0573 per warrant, with 5,000 warrants subject to vesting through June 2006, January 2006	-	-	7,643	-	-	7,643

Granted 65,000 Class A warrants for services valued at $198,627, or $3.0558 per warrant, with 25,000 warrants subject to vesting through January 2008, February 2006	-	-	122,232	-	-	122,232

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2008

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Granted 40,000 Class B warrants for services valued at $43,008, or $1.0752 per warrant, February 2006	-	-	43,008	-	-	43,008

Issued 154,715 common stock shares for services valued at $547,145 and debt extension valued at $1,000,000, or approximately $10.00 per share, February through April 2006	154,715	155	1,546,990	-	-	1,547,145

Extended exercise period for 72,500 Class A warrants, which were previously granted for services, valued at $713,661, or $9.8436 per warrant, with 22,917 and 2,500 warrants subject to vesting through January 2008 and June 2006, respectively, April 2006	-	-	463,470	-	-	463,470

Extended exercise period for 40,000 Class B warrants, which were previously granted for services, valued at $347,792, or $8.6948 per warrant, April 2006	-	-	347,792	-	-	347,792

Granted 5,000 Class A warrants for services valued at $49,218, or $9.8436 per warrant, subject to vesting through December 2006, April 2006	-	-	-	-	-	-

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2008

(CONTINUED)

	Common Stock Shares Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock		Total Stockholders’ Equity (Deficit)
Issued 3,572 common stock shares for services valued at $52,500, or approximately $14.6976 per share, subject to vesting through August 2008, May 2006	3,572	4	(4)	-	-	-

Granted 1,429 Class B warrants for services valued at $13,714,or approximately $9.5969 per warrant, subject to vesting through August 2008, May 2006	-	-	-	-	-	-

Issued 1,786 common stock shares for services valued at $42,500, or approximately $23.796 per share, June 2006	1,786	2	42,498	-	-	42,500

Issued 3,572 common stock shares for services valued at $99,500, or approximately $27.8555 per share, subject to vesting through June 2008, June 2006	3,572	3	(3)	-	-	-

Granted 1,429 Class B warrants for services valued at $27,976,or approximately $19.577 per warrant, subject to vesting through June 2008, June 2006	-	-	-	-	-	-

Issued 3,572 common stock shares for services valued at $62,500, or approximately $17.4972 per share, subject to vesting through June 2008, July 2006	3,572	4	(4)	-	-	-

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2008

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Granted 1,429 Class B warrants for services valued at $15,616, or approximately $10.928 per warrant, subject to vesting through June 2008, July 2006	-	-	-	-	-	-

Issued 7,144 common stock shares for services valued at $120,000, or approximately $16.7973 per share, with 3,572 and 3,572 shares subject to vesting through June 2008 and July 2008, respectively, August 2006	7,144	7	(7)	-	-	-

Granted 2,858 Class B warrants for services valued at $29,918, or approximately $10.468 per warrant, with 1,429 and 1,429 warrants subject to vesting through June 2008 and July 2008, respectively, August 2006	-	-	-	-	-	-

Issued 3,752 common stock shares for services valued at $22,400 and debt extension valued at $33,600, or approximately $15.6774 per share, October and November 2006	3,572	4	55,996	-	-	56,000

Issued 5,715 common stock shares with an initial fair value of $89,600, or approximately $15.678 per share, to be repurchased for $9,500 cash, November 2006	5,715	6	89,594	-	(9,500)	80,100

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2008

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Issued 4.358 common stock shares for debt financing valued at $30,502, or approximately $6.999 per share, November 2006	4,358	4	30,498	-	-	30,502

Issued 156 common stock shares for services valued at $2,309, or approximately $14.80 per share, December 2006	156	0	2,309	-	-	2,309

Capital contributions	-	-	17,278	-	-	17,278

Share-based payments vested during the year ended December 31, 2006	-	-	313,202	-	-	313,202

Net loss for the year ended December 31, 2006	-	-	-	(3,289,004)	-	(3,289,004)
BALANCE, December 31, 2006	1,266,593	1,267	2,870,903	(3,866,826)	(9,500)	(1,004,156)

Issued 1,880 common stock shares for services valued at $27,886,or approximately $14.833 per share, January 2007	1,880	2	27,884	-	-	27,886

Issued 17,858 common stock shares for services valued at $280,000 or approximately $15.67925 per share, February 2007	17,858	18	279,982	-	-	280,000

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2008

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Issued 126 common stock shares for services valued at $1,499, or approximately $11.90 per share, February 2007	126	0	1,499	-	-	1,499

Issued 3,114 common stock shares for debt financing valued at $44,308 and services valued at $1,450 or approximately $14.6943 per share, March 2007	3,114	3	45,755	-	-	45,758

Issued 9,500 common stock shares for debt financing valued at $144,970, or $15.26 per share, April 2007	9,500	9	144,961	-	-	144,970

Issued 131 common stock shares for services valued at $1,826, or approximately $13.94 per share, April and May 2007	131	0	1,826	-	-	1,826

Issued 89 common stock shares for services valued at $498, or approximately $5.60 per share, June 2007	89	0	498	-	-	498

Issued 6,043 common stock shares for debt financing valued at $12,688, or approximately $2.099702 per share, July 2007	6,043	6	12,683	-	-	12,689

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2008

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Capital contributions	-	-	29,546	-	-	29,546

Share-based payments vested during the year ended December 31, 2007	-	-	372,105	-	-	372,105

Termination of obligation to repurchase stock related to unsuccessful financing transaction	-	-	-	-	9,500	9,500

Net loss for the year ended December 31, 2007	-	-	-	(1,225,424)	-	(1,225,424)
BALANCE, December 31, 2007	1,305,334	1,305	3,787,642	(5,092,250)	-	(1,303,303)

Rounding shares	10	0	(0)	-	-	-

Capital contribution recognized in disposition of LTU	-	-	937,747	-	-	937,747

Capital contributions	-	-	1,480	-	-	1,480

Share-based payments vested during the year ended December 31, 2008	-	-	125,743	-	-	125,743

Net loss for the year ended December 31, 2008	-	-	-	(30,832)	-	(30,832)
BALANCE, December 31, 2008	1,305,344	$1,305	$4,852,612	$(5,123,082)	$-	$(269,165)

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,832)	$(1,225,424)	$(5,123,082)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	465	735	3,393
Expense costs related to unsuccessful financing Transaction	-	31,900	31,900
Gain on settlement of debt	(250,082)	-	(250,082)
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	201,967	1,346,919
Noncash services paid by issuance of common stock	90,500	480,409	1,239,726
Noncash services paid by grant of warrants	35,243	204,855	1,460,695
Net (increase) decrease in operating assets:
Retainer	-	10,000	-
Net increase (decrease) in operating liabilities:
Accounts payable	58,366	26,018	332,725
Related party loans - accrued interest	24,771	42,551	87,445
Related party accrued interest	22,458	30,000	90,020
Net Cash Used by Operating Activities	(49,111)	(196,989)	(731,064)

CASH FLOWS FROM INVESTING ACTIVITIES: Cash of LTU	(25)	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	(300)	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	(25)	(300)	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	47,610	173,753	679,759
Payments on related party loans	-	(6,200)	(8,700)
Proceeds from capital contributions	1,480	29,546	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2008	2007	2008
Net Cash Provided by Financing Activities	49,090	197,099	1,037,402
NET INCREASE (DECREASE) IN CASH	(46)	(190)	-
CASH AT BEGINNING OF PERIOD	46	236	-
CASH AT END OF PERIOD	$-	$46	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$1,209,297	$-	$1,209,297
Liabilities settled by transferring patents of $34,637	$284,719	$-	$284,719
Change in obligation to repurchase stock related to unsuccessful financing transaction	$-	$(9,500)	$-
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - LipidViro Tech, Inc. (“the Company”) was organized under the laws of the State of California on October 19, 1954 as Anticline Uranium, Inc.  In October 2001, the Company changed its domicile from California to Nevada by merging with and into a wholly-owned subsidiary with the same name with the Nevada entity being the surviving entity.  In January 2004, the Company changed its name to LipidViro Tech, Inc.  Lipidviro Tech Inc. (“LTU”) was organized under the laws of the State of Utah on May 6, 2003.  LTU conducted research in treating viral and bacterial infections, but LTU did not generate any revenues through September 30, 2008.

On June 24, 2003, LTU acquired 95.9% of the outstanding stock of the Company pursuant to a Share Purchase Agreement.  The agreement called for LTU to pay $65,718 to former shareholders of the Company for 2,500,000 shares of the Company’s common stock wherein the Company became a 95.9%-owned subsidiary of LTU.  The acquisition closed June 24, 2003 and was accounted for as a purchase of the Company by LTU.  LTU recorded goodwill of $269,006 as a result of the acquisition.  The financial statements reflect the operations of the Company from June 24, 2003.

On January 14, 2004, the Company issued 4,909,375 shares of its common stock for all 9,818,750 outstanding shares of LTU’s common stock wherein LTU became a wholly-owned subsidiary of the Company in a transaction accounted for as a downstream merger.  Accordingly, the equity transactions have given effect for the recapitalization of LTU and the financial statements reflect the operations of LTU from its inception.

On September 30, 2008, the Company disposed of LTU [See Note 5].  From June 24, 2003 through September 30, 2008, the financial statements include the consolidated accounts of the Company and LTU.  All intercompany transactions were eliminated in consolidation.

The Company has no significant operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments – It is not practicable to estimate the fair value of related party loans because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point.  No financial instruments are held for trading purposes.

Cash and Cash Equivalents – The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment – The Company records property and equipment at cost and uses straight-line depreciation methods.  Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred.  Other renewals and betterments are capitalized.

Intangible Assets – In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company reviews its intangible assets for impairment at least annually.  Using standard valuation techniques, the Company determined that there was no impairment of its intangible assets during the years ended December 31, 2008 and 2007.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Deferred Financing Costs – In conjunction with a planned private placement offering, the Company incurred $31,900 in costs of preparing documents for the planned offering.  The Company had planned to defer the costs and offset them against the proceeds of the planned offering.  In December 2007, the Company abandoned its planned offering and expensed the costs.

Research and Development – The Company expenses research and development costs as incurred.

Effects of Recapitalization and Stock Splits – For all periods presented, the financial statements have given effect for the recapitalization of LTU, for a 7-for-1 forward stock split that the Company effected on April 18, 2006 and for a 1-for-14 reverse stock split that the Company effected on September 5, 2008.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2008, the Company had incurred losses since inception, had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SALE OF RESEARCH ASSETS

On January 3, 2008, for consideration of $100 the Company granted a 60-day option to AcquiSci, Inc. (a New Jersey corporation) to purchase the Company’s research subject to the terms of a Purchase Agreement.  The Purchase Agreement called for AcquiSci, Inc., its shareholders, and their related entities to release the Company from debts totaling $284,719 in exchange for all of the Company’s research including LTU’s pending patent applications.  In January 2008, AcquiSci, Inc. exercised its option and the Purchase Agreement closed on September 29, 2008.  This transaction effected a discontinuation of the Company’s research business [See Note 4].

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

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

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2008
	2008	2007
Revenue	$-	$-	$-
General and administrative	(2,130)	(4,054)	(47,246)
Research and development	(113,078)	(262,864)	(2,410,307)
Gain on settlement of debt	250,082	-	250,082
Interest income	-	-	23
Foreign currency transaction gain (loss)	46	(123)	(131)
Income taxes	-	-	-
Net income (loss)	$134,920	$(267,041)	$(2,207,579)

NOTE 5 – RELATED PARTY TRANSACTIONS

Disposition of LTU – On September 30, 2008, the Company transferred 100% of its ownership of LTU to Benedente Holdings, LLC (“Benedente”) to settle debts totaling $1,209,297 [See below] in accordance with an Option Agreement dated December 17, 2007 and amended January 23, 2008.  As part of the agreement, Benedente indemnified the Company against the Company’s accounts payable as of March 31, 2008 [See below].  At the time of the transfer, LTU’s assets and liabilities consisted of $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable.  Due to the related party nature of the $1,209,297 of debts settled for net assets totaling $271,550, the Company recorded the gain as a capital contribution.  The financial statements presented include the operations of LTU from its inception on May 6, 2003 through September 30, 2008.

Accounts Payables Subject to Indemnification – As part of an Option Agreement [See above], Benedente indemnified the Company against the Company’s accounts payable that existed on March 31, 2008.  Further, Benedente agreed to negotiate settlements of those accounts payable.  As of December 31, 2008, $178,112 of those accounts payable had not yet been settled and have been classified in the December 31, 2008 balance sheet as accounts payable subject to indemnification because the Company is uncertain whether Benedente has the ability to pay or otherwise settle these liabilities.

Related Party Loans – During the years ended December 31, 2008 and 2007, respectively, shareholders or entities controlled by them loaned $47,610 and $173,753 to the Company, and the Company made cash repayments totaling $0 and $6,200.  Before April 2006, related party loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum with an offsetting capital contribution.  In April 2006, the Company issued 100,000 shares of common stock valued at $1,000,000, or $10.00 per share, to extend the loans then outstanding.  The loans then started to bear interest at 6% per annum.  In November 2006, the Company issued 4,358 shares of common stock valued at $30,502, or approximately $6.999 per share, to entice additional shareholder loans.  In March 2007, the Company issued 3,015 shares of common stock valued at $44,308, or approximately $14.696 per share, to entice additional shareholder loans.  In April 2007, the Company issued a total of 9,500 shares of common stock valued at $144,970, or $15.26 per share, to entice additional shareholder loans.  In July 2007, the Company issued 6,043 shares of common stock valued at $12,689, or approximately $2.099702 per share, to entice additional shareholder loans.  In September 2008, the Company settled loans totaling $189,715 through the transfer of research assets [See Note 3] and the Company settled loans totaling $519,277 through the disposition of LTU [See above].  In April 2008, the Company started accruing interest at 8% per annum on related

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS [Continued]

party loans that previously bore no interest because the amounts had been insignificant.  At December 31, 2008, the Company owed a total of $49,513 to related parties, all of which accrues interest at 8% per annum and is due on demand.  During the years ended December 31, 2008 and 2007, the Company accrued interest expense on related party loans totaling $24,771 and $42,551, respectively.

Note Payable – In September 2005, the Company issued a 5% $600,000 note payable to repurchase common stock. The note and accrued interest were all due in September 2009.  The Company settled the note and accrued interest of $90,020 through the disposition of LTU [See above].  During the years ended December 31, 2008 and 2007, interest expense on the note payable amounted to $22,458 and $30,000, respectively.

Stock Repurchase – In September 2005, the Company repurchased and cancelled 3,937,500 shares of common stock for cash of $1, which was paid by a shareholder, and a $600,000 note payable, or approximately $0.1523812 per share.

Capital Contributions – During the years ended December 31, 2008 and 2007, respectively, shareholders of the Company contributed cash and made payments on behalf of the Company totaling $1,480 and $29,546.

Consulting Agreement – In January 2007, the Company signed a consulting agreement with a shareholder of the Company to assist with recruiting a new chief executive officer.  The Company agreed to pay the shareholder’s related expenses and to pay a fee of 25% of the first-year compensation paid to the new chief executive officer.  The fee was expected to be approximately $50,000 and the first half of this fee was paid in January 2007 through the issuance of 1,786 shares of common stock valued at $26,500, or approximately $14.8376 per share.

Management Compensation – The Company has paid no cash compensation to any officer or director of the Company.  However, in May 2003, the Company issued 12,500 shares of common stock to an officer of the Company as payment of organization costs of $750, or $0.06 per share.  In June 2003, the Company issued 1,875 shares of common stock to an officer of the Company for services rendered valued at $113, or $0.06 per share.  In February 2006, the Company granted 25,000 Class A warrants to an officer of the Company for services valued at $76,395, or $3.0558 per warrant.  The warrants vested as services were rendered through January 2008.

NOTE 6 – PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31, 2008	December 31, 2007
Office equipment	5 years	$-	$433
Website	5 years	-	3,242
		-	3,675
Less accumulated depreciation		-	(2,928)
Net Property and Equipment		$-	$747

The Company disposed of its property and equipment in the disposition of LTU.  Depreciation expense for the years ended December 31, 2008 and 2007 was $465 and $735, respectively.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 – DEFINITE-LIFE INTANGIBLE ASSETS

	Estimated Useful Lives	December 31, 2008	December 31, 2007
Pending patent applications	Not applicable	$-	$34,637
		-	34,637
Less accumulated amortization		-	-
Net Definite-life Intangible Assets		$-	$34,637

The Company’s definite-life intangible assets consisted only of pending patent applications.  Once a patent had been granted, the Company would have amortized the related costs over the estimated useful life of the patent.  If a patent application had been denied, then the costs would have been expensed at that time.  The Company disposed of its definite-life intangible assets in the disposition of LTU.

NOTE 8 – GOODWILL

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2008
	2008	2007
Goodwill at beginning of period	$290,317	$290,317	$-
Goodwill from the acquisition of 95.9% of the Company	-	-	269,006
Goodwill from the acquisition of the minority interests in the Company	-	-	21,311
Goodwill disposed in the disposition of LTU	(290,317)	-	(290,317)
Goodwill at end of period	$-	$290,317	$-

NOTE 9 – OBLIGATION TO REPURCHASE COMMON STOCK

In November 2006, the Company issued 5,715 shares of common stock with an initial fair value of $89,600, or approximately $15.678 per share, to a law firm that was helping the Company prepare documents for a planned private placement offering.  The Company agreed to repurchase these shares for $9,500 cash using the proceeds from that planned offering.  On the date of issuance, the Company recorded interest expense for the $80,100 difference between the initial fair value of the stock and the repurchase price.  In December 2007, the Company abandoned its planned offering and the Company no longer has an obligation to repurchase the 5,715 shares of common stock.

NOTE 10 – COMMON STOCK, OPTIONS, AND WARRANTS

Stock Splits – On September 5, 2008, the Company effected a 1-for-14 reverse split of the Company’s outstanding common stock.  On April 18, 2006, the Company effected a 7-for-1 forward stock split of the Company’s outstanding common stock.  For all periods presented, the financial statements have given effect for the stock splits.

Common Stock – In June 2007, the Company issued 89 shares of common stock to consultants for services valued at $498, or approximately $5.60 per share.

In April and May 2007, the Company issued a total of 131 shares of common stock to consultants for services valued at $1,826, or approximately $13.94 per share.

In March 2007, the Company issued 99 shares of common stock to consultants for services valued at $1,450, or approximately $14.65 per share.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 – COMMON STOCK, OPTIONS, AND WARRANTS [Continued]

In February 2007, the Company issued 126 shares of common stock to consultants for services valued at $1,499, or approximately $11.90 per share.

In February 2007, the Company issued 17,858 shares of common stock to consultants for services valued at $280,000, or approximately $15.67925 per share.

In January 2007, the Company issued 94 shares of common stock to consultants for services valued at $1,386, or approximately $14.74 per share.

In December 2006, the Company issued 156 shares of common stock to consultants for services valued at $2,309, or approximately $14.80 per share.

In October and November 2006, the Company issued 3,572 shares of common stock to professionals for services valued at $22,400 and debt extension valued at $33,600, or approximately $15.6774 per share.

In August 2006, the Company issued 7,144 shares of common stock to consultants for services valued at $120,000, or approximately $16.7973 per share.  The shares vested with 3,572 and 3,572 shares vesting as services were rendered through June 2008 and July 2008, respectively.

In July 2006, the Company issued 3,572 shares of common stock to a consultant for services valued at $62,500, or approximately $17.4972 per share.  The shares vested as services were rendered through June 2008.

In June 2006, the Company issued 3,572 shares of common stock to a consultant for services valued at $99,500, or approximately $27.8555 per share.  The shares vested as services were rendered through June 2008.

In June 2006, the Company issued 1,786 shares of common stock to a consultant for services valued at $42,500, or approximately $23.796 per share.

In May 2006, the Company issued 3,572 shares of common stock to a consultant for services valued at $52,500, or approximately $14.6976 per share.  The shares vested as services were rendered through August 2008.

In February and March 2006, the Company issued 54,715 shares of common stock to consultants for services valued at $547,145, or approximately $10.00 per share.

In June 2003, the Company issued 3,937,500 shares of common stock for cash of $236,250, or $0.06 per share.

In May 2003, the Company issued 957,500 units.  Each unit consisted of one share of common stock, one Class A warrant, and one Class B warrant.  The units were issued for cash of $95,960, or approximately $0.100219 per unit.

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

Class A Warrants – Class A warrants were exercisable through June 30, 2008 at $10.00 per share of common stock.

In April 2006, the Company granted 5,000 Class A warrants to a consultant for services valued at $49,218, or $9.8436 per warrant.  The warrants vested as services were rendered through December 31, 2006.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 – COMMON STOCK, OPTIONS, AND WARRANTS [Continued]

In February 2006, the Company granted 40,000 Class A warrants to a consultant for services valued at $122,232, or $3.0558 per warrant.  The warrants vested immediately.

In January 2006, the Company granted 7,500 Class A warrants to a consultant for services valued at $22,930, or approximately $3.0573 per warrant.  The warrants vested with 2,500 warrants vesting immediately and 5,000 warrants vesting as services were rendered through June 2006.

Class B Warrants – Class B warrants were exercisable through June 30, 2008 at $20.00 per share of common stock.

In August 2006, the Company granted 2,858 Class B warrants to consultants for services valued at $29,918, or approximately $10.468 per warrant.  The warrants vested with 1,429 and 1,429 warrants vesting as services were rendered through June 2008 and July 2008, respectively.  At June 30, 2008, 60 of the warrants expired unvested.

In July 2006, the Company granted 1,429 Class B warrants to a consultant for services valued at $15,616, or approximately $10.928 per warrant.  The warrants vested as services were rendered through June 2008.

In June 2006, the Company granted 1,429 Class B warrants to a consultant for services valued at $27,976, or approximately $19.577 per warrant.  The warrants vested as services were rendered through June 2008.

In May 2006, the Company granted 1,429 Class B warrants to a consultant for services valued at $13,714, or approximately $9.5969 per warrant.  The warrants vested as services were rendered through August 2008.  At June 30, 2008, 119 of the warrants expired unvested.

In February 2006, the Company granted 40,000 Class B warrants to a consultant for services valued at $43,008, or $1.0752 per warrant.  The warrants vested immediately.

Share-Based Payment Disclosures - During the years ended December 31, 2008 and 2007, share-based payments resulted in expenses of $125,743 and $887,231, respectively.

A summary of warrant activity during the year ended December 31, 2008 is presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,039,645	$14.93
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(2,039,645)	14.93
Outstanding at December 31, 2008	-	$-	-	$-
Exercisable at December 31, 2008	-	$-	-	$-

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 – COMMON STOCK, OPTIONS, AND WARRANTS [Continued]

A summary of the non-vested share activity during the year ended December 31, 2008 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2007	4,911	$18.43
Vested	(4,911)	18.43
Non-vested at December 31, 2008	-	$-

As of December 31, 2008, there was no unrecognized expense related to non-vested share-based payments and there were no non-vested shares outstanding.  The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $90,500 and $167,250, respectively.

Stock Option Plan - In March 2003, the Board of Directors of the Company approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”), terminating December 31, 2009, with a maximum of 750,000 shares of common stock reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  The Board of Directors has further authorized options to purchase 250,000 common stock shares to be granted at a purchase price of $0.01 per share.  Under the Plan, the Board of Directors shall determine which eligible persons are to receive incentive options, non-statutory grants or stock issuances.  The Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed ten years from the option grant date.  At December 31, 2008, the Company had not granted any awards from the Plan and total awards available to be granted from the Plan amounted to 750,000 shares.

NOTE 11 – FOREIGN CURRENCY TRANSACTION

LTU had two patent applications filed with the European Patent Office and was required to pay renewal fees totaling 800 Euros in October 2006.  In November 2006, the Company was assessed additional fees totaling 80 Euros.  At September 30, 2008, these fees had not been paid and were included in LTU’s accounts payable at $1,239 based on the currency conversion ratio on that date of $1.4081:1 Euro.  During the years ended December 31, 2008 and 2007, the Company recorded foreign currency transaction gains (losses) of $46 and $(123), respectively, due to changes in the exchange rates.  These gains (losses) are included in operations of discontinued research business and the fees were included in the accounts payable eliminated through the disposition of LTU [See Note 5].

NOTE 12 – INCOME TAXES

At December 31, 2008, the Company has a net operating loss carryover of approximately $106,000 available to offset future taxable income and expiring beginning in 2028.  Due to a change in control of the Company in January 2008 and because the Company is not continuing its research business, the Company will not likely be able to utilize prior net operating loss carryovers.  If there are future substantial changes in the Company’s ownership, there may be additional limitations on the amount of net operating loss carryovers that can be utilized.  The Company has experienced losses since inception and has not yet generated any revenues; therefore, the Company has established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components:

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2008
	2008	2007
Current income tax expense (benefit)	$-	$-	$-
Deferred income tax expense (benefit)	-	-	-
Net income tax expense (benefit) from continuing operations	$-	$-	$-

LIPIDVIRO TECH, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES [Continued]

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2008
	2008	2007
Loss before income tax provision	$(165,752)	$(958,383)	$(2,915,503)
Expected combined federal and state income tax rate	20.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(33,150)	(191,677)	(583,101)
Federal benefit of state taxes	1,242	7,188	21,866
Tax effect of:
Expenses from issuance of warrants	2,587	31,039	62,100
Meals and entertainment	-	22	82
Non-deductible interest expense	8,916	52,845	301,282
Limitation of prior NOL carryovers	60,665	-	60,665
Change in valuation allowance	(40,260)	100,583	137,106
Net income tax expense (benefit)	$-	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryovers	$20,405	$60,665
Total deferred tax assets	$20,405	$60,665

Deferred tax liabilities	$-	$-
Total deferred tax liabilities	$-	$-

Total deferred tax assets	$20,405	$60,665
Total deferred tax liabilities	-	-
Valuation allowance	(20,405)	(60,665)
Net deferred tax asset (liability)	$-	$-

These amounts have been presented in the financial statements as follows:

	December 31, 2008	December 31, 2007
Current deferred tax asset (liability)	$-	$-
Non-current deferred tax asset (liability)	-	-
	$-	$-

NOTE 13 – DILUTED LOSS PER SHARE

At December 31, 2007, the Company had 1,035,000 Class A warrants and 1,004,645 Class B warrants outstanding that were not used in the computation of dilutive loss per share because their effect would be anit-dilutive.

LIPIDVIRO TECH, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS

In February 2007, a vendor obtained a $16,166 default judgment against LTU for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At September 30, 2008, LTU owed $17,816 on the judgment and the amount was included in the accounts payable eliminated through the disposition of LTU [See Note 5].

NOTE 15 – SUBSEQUENT EVENTS

In January 2009, shareholders or entities controlled by them loaned an additional $3,500 to the Company.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our pricipal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

In January 2009, shareholders or entities controlled by them loaned an additional $3,500 to the Company.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

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

Background and Business Experience

Kenneth P. Hamik, President, CEO and a director.  Mr. Hamik is 47 years of age.  Kenneth P. Hamik has over 20 years of management and consulting experience across a wide range of markets: healthcare, media/entertainment, consumer products, Internet, education, financial services, telecommunications, energy, electronics/computers, air travel and auto manufacturing. He was featured in the January 2000 cover article of Consumer Reports on future product trends, in an MSN article on future career paths and recently headed a team to manage Charles Schwab electronic relationship management strategies. Before joining LipidViro, he served as Vice President of Marketing & Strategy at Triple Aught, Inc., a Berkeley, California based energy technology & engineering start-up company.  Mr. Hamik completed his Masters of Science work at the University of Houston’s Studies of the Future program. He also has a B.S. Degree from the University of Nebraska.

Mr. Keyser, age 47,  brings to the Company over 24 years of experience in private equities research and asset management.  Mr. Keyser’s research and analysis experience spans multiple industries, including biotech and healthcare.  Mr. Keyser founded LipidViro Utah in 2003 and has served as Chairman of the Board of Directors since October, 2006.

Previous Blank Check or Shell Company Experience

In the last five years, none of the Company’s directors has had any blank check or shell company experience, other than their experience with the Company.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Other Public Companies

None of the Company's officer or directors have had any involvement in other public companies.

Involvement in Certain Legal Proceedings

During the past five years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Compliance With Section 16(a) of the Exchange Act

The common shares of the Company are registered under the Securities and Exchange Act of 1934 and therefore the officers, directors and holders of more than 10% of the Company’s outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 2008, the following were filed timely:

Name	Type	Filed
Kenneth Hamik	Form 3	June 12, 2006
Benedente Holdings, LLC*	Schedule 13d	May 2, 2005
Benedente Holdings, LLC*	Schedule 13d/a	October 15, 2006
Thomas Howells	Form 3	January 31, 2008
Thomas Howells	Schedule 13d	February 6, 2008
Mark Sanson	Schedule 13d	February 6, 2008
Kelly Trimble	Schedule 13d	February 6, 2008
Travis Jenson	Schedule 13d	February 6, 2008

*Benedente Holdings, LLC is controlled by Steven Keyser, one of our directors

Code of Ethics

The Company adopted a Code of Ethics for our principal executive and financial officers.  The Company’s code of ethics was filed as an exhibit to its 10-KSB for December 31, 2004.

Corporate Governance

Nominating Committee

The Company has not established a Nominating Committee because, due to its lack of operations and the fact that the Company only has two directors and executive officers, it believes that it is able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If the Company does establish a Nominating Committee, it will disclose this change to its procedures in recommending nominees to its board of directors.

Audit Committee

The Company has not established an Audit Committee because, due to its lack of operations and the fact that the Company only has two directors and executive officers, it believes that it is able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kenneth P. Hamik	12/31/08	0	0	0	0	0	0	0	0
President, CEO	12/31/07	0	0	0	0	0	0	0	0
Director	12/31/06	0	0	0	0	0	0	0	0

Steve Keyser	12/31/08	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
None	None	750,000	$0.01

In March, 2003, the Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”) with a maximum of 750,000 shares of common stock (adjusted for our 14 for one reverse split on September 5, 2008) reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  Our Board of Directors has authorized options to purchase 250,000 post-split common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors.  Under the Plan, Our Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2008 and 2007, total awards available to be granted from the Plan amounted to 750,000.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2008.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to the Company to be the beneficial owner of more than five percent (5%) of any of the Company’s voting securities as of February 18, 2009.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,305,344 shares of common stock outstanding at that date.

Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Thomas J. Howells	535,000	40.98%
	4685 S. Highland Dr. Suite #202
	Salt Lake City, Utah 84117
Common	Duane S. Jenson	124,133	9.5%
	4685 S. Highland Dr. Suite #202
	Salt Lake City, Utah 84117
Common	Mark Sansom	100,000	7.66%
	4685 S. Highland Dr., Suite 207
	Salt Lake City, Utah 84117
Common	Kelly Trimble	96,429	7.38%
	4685 S. Highland Dr. Suite 207
	Salt Lake City, Utah 84117
Common	Travis T. Jenson	96,429	7.38%
	4685 S. Highland Dr. Suite 202
	Salt Lake City, Utah 84117

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of February 18, 2009:

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Kenneth P. Hamik	1,875.1%
	1338 S. Foothill Drive, #126
	Salt Lake City, Utah 84108
Common	Steve Keyser	0	0
	1338 S. Foothill Drive, #126
	Salt Lake City, Utah 84108

Changes in Control

On January 28, 2008, Jenson Services, Inc., a Utah corporation (“Jenson Services”), executed an Option Agreement whereby it or its designees would acquire 13,066,734 pre-reverse split shares (representing 72.7%) of our issued and outstanding common stock.  These shares were purchased for the sum of $25,000 through the exercise of an option granted to Jenson Services on December 18, 2007, by Benedente Holdings, LLC, a Wyoming limited liability company; B’Chesed, LLC, a Wyoming limited liability company; Sleepy Lion, LLC, a Wyoming limited liability company; Steven Keyser; and Keith Keyser (collectively, the “Optionors”).  The Optionors collectively owned all of the shares of common stock purchased by Jenson Services.  The $25,000 purchase price for these shares came from Thomas J. Howells; Travis T. Jenson and Kelly Trimble, $8,333,33 each.  This change of control was reported on Form 8-K Current Report dated January 28, 2008 and filed with the Securities and Exchange Commission on January 30, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	750,000	$0.01	750,000
Total	750,000	$0.01	750,000

In March, 2003, the Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”) with a maximum of 750,000 shares of common stock (adjusted to take into account our 14 for one reverse split on September 5, 2008) reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  Our Board of Directors has authorized options to purchase 250,000 post-split common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors.  Under the Plan, Our Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2008 and 2007, total awards available to be granted from the Plan amounted to 750,000.

Compensation Committee Interlocks and Insider Participation

None; not applicable.

Compensation Committee Report

None; not applicable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during our Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Disposition of LTU – On September 30, 2008, the Company transferred 100% of its ownership of LTU to Benedente Holdings, LLC (“Benedente”) to settle debts totaling $1,209,297 [See below] in accordance with an Option Agreement dated December 17, 2007 and amended January 23, 2008.  As part of the agreement, Benedente indemnified the Company against the Company’s accounts payable as of March 31, 2008 [See below].  At the time of the transfer, LTU’s assets and liabilities consisted of $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable.  Due to the related party nature of the $1,209,297 of debts settled for net assets totaling $271,550, the Company recorded the gain as a capital contribution.  The financial statements presented include the operations of LTU from its inception on May 6, 2003 through September 30, 2008.

Accounts Payables Subject to Indemnification – As part of an Option Agreement [See above], Benedente indemnified the Company against the Company’s accounts payable that existed on March 31, 2008.  Further, Benedente agreed to negotiate settlements of those accounts payable.  As of December 31, 2008, $178,112 of those accounts payable had not yet been settled and have been classified in the December 31, 2008 balance sheet as accounts payable subject to indemnification because the Company is uncertain whether Benedente has the ability to pay or otherwise settle these liabilities.

Related Party Loans – During the years ended December 31, 2008 and 2007, respectively, shareholders or entities controlled by them loaned $47,610 and $173,753 to the Company, and the Company made cash repayments totaling $0 and $6,200.  Before April 2006, related party loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum with an offsetting capital contribution.  In April 2006, the Company issued 100,000 shares of common stock valued at $1,000,000, or $10.00 per share, to extend the loans then outstanding.  The loans then started to bear interest at 6% per annum.  In November 2006, the Company issued 4,358 shares of common stock valued at $30,502, or approximately $6.999 per share, to entice additional shareholder loans.  In March 2007, the Company issued 3,015 shares of common stock valued at $44,308, or approximately $14.696 per share, to entice additional shareholder loans.  In April 2007, the Company issued a total of 9,500 shares of common stock valued at $144,970, or $15.26 per share, to entice additional shareholder loans.  In July 2007, the Company issued 6,043 shares of common stock valued at $12,689, or approximately $2.099702 per share, to entice additional shareholder loans.  In September 2008, the Company settled loans totaling $189,715 through the transfer of research assets [See Note 3] and the Company settled loans totaling $519,277 through the disposition of LTU [See above].  In April 2008, the Company started accruing interest at 8% per annum on related party loans that previously bore no interest because the amounts had been insignificant.  At December 31, 2008, the Company owed a total of $49,513 to related parties, all of which accrues interest at 8% per annum and is due on demand.  During the years ended December 31, 2008 and 2007, the Company accrued interest expense on related party loans totaling $24,771 and $42,551, respectively.

Note Payable – In September 2005, the Company issued a 5% $600,000 note payable to repurchase common stock. The note and accrued interest were all due in September 2009.  The Company settled the note and accrued interest of $90,020 through the disposition of LTU [See above].  During the years ended December 31, 2008 and 2007, interest expense on the note payable amounted to $22,458 and $30,000, respectively.

Stock Repurchase – In September 2005, the Company repurchased and cancelled 3,937,500 shares of common stock for cash of $1, which was paid by a shareholder, and a $600,000 note payable, or approximately $0.1523812 per share.

Capital Contributions – During the years ended December 31, 2008 and 2007, respectively, shareholders of the Company contributed cash and made payments on behalf of the Company totaling $1,480 and $29,546.

Consulting Agreement – In January 2007, the Company signed a consulting agreement with a shareholder of the Company to assist with recruiting a new chief executive officer.  The Company agreed to pay the shareholder’s related expenses and to pay a fee of 25% of the first-year compensation paid to the new chief executive officer.  The fee was expected to be approximately $50,000 and the first half of this fee was paid in January 2007 through the issuance of 1,786 shares of common stock valued at $26,500, or approximately $14.8376 per share.

Management Compensation – The Company has paid no cash compensation to any officer or director of the Company.  However, in May 2003, the Company issued 12,500 shares of common stock to an officer of the Company as payment of organization costs of $750, or $0.06 per share.  In June 2003, the Company issued 1,875 shares of common stock to an officer of the Company for services rendered valued at $113, or $0.06 per share.  In February 2006, the Company granted 25,000 Class A warrants to an officer of the Company for services valued at $76,395, or $3.0558 per warrant.  The warrants vested as services were rendered through January 2008.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$11,966	$10,711
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$11,966	$10,711

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIPIDVIRO TECH, INC.

Date:	March 30, 2009	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LIPIDVIRO TECH, INC.

Date:	March 30, 2009	By:	/s/Kenneth P. Hamik
Kenneth P. Hamik
President, CEO and Director

Date:	March 30, 2009	By:	/s/Steven Keyser
Steven Keyser
Director