Form 10-Q
period 2009-03-31
LIPIDVIRO TECH INC
filed 2009-05-13
CIK 6732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49655

LIPIDVIRO TECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0678927
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah  84117

(Address of Principal Executive Offices)

(801) 278-9424

(Registrant’s telephone number, including area code)

1338 S. Foothill Drive, #126

Salt Lake City, Utah  84108

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 8, 2009 - 1,305,344 shares of common stock.

PART I

Item 1.  Financial Statements

The financial statements of LipidViro Tech, Inc., a Nevada corporation (the “Company,” “we,” “our” or “us”), required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

MARCH 31, 2009 UNAUDITED CONDENSED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2009 and December 31, 2008

5

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2009

and 2008 and for the period from inception on May 6,

2003 through March 31, 2009

6

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2009

and 2008 and for the period from inception on May 6,

2003 through March 31, 2009

7

—

Notes to Unaudited Condensed Financial Statements

9 - 12

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
CURRENT ASSETS:
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$52,023	$41,540
Accounts payable subject to indemnification	178,112	178,112
Related party loans	55,024	49,513

Total Current Liabilities	285,159	269,165

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.001 par value, 150,000,000 shares authorized, 1,305,344 and 1,305,334 shares issued and outstanding, respectively	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,139,076)	(5,123,082)

Total Stockholders’ Equity (Deficit)	(285,159)	(269,165)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2009	2008	2009
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	564,269
Employee compensation	-	13,437	322,598
Professional fees	14,938	27,948	376,280
Other general and administrative	-	2	101,282
Total Operating Expenses	14,938	41,387	1,364,429
OPERATING LOSS	(14,938)	(41,387)	(1,364,429)

OTHER EXPENSE:
Related party interest expense	(1,056)	(14,940)	(1,567,068)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,994)	(56,327)	(2,931,497)
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(15,994)	(56,327)	(2,931,497)
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued research business	-	(54,259)	(2,207,579)
Income tax expense	-	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(54,259)	(2,207,579)
NET INCOME (LOSS)	$(15,994)	$(110,586)	$(5,139,076)
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing operations	$(0.01)	$(0.04)
Discontinued Operations	-	(0.04)
Net income (loss)	$(0.01)	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,302,645

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,994)	$(110,586)	$(5,139,076)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	-	187	3,393
Expense costs related to unsuccessful financing Transaction	-	-	31,900
Gain on settlement of debt	-	-	(250,082)
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	-	1,346,919
Noncash services paid by issuance of common stock	-	41,813	1,239,726
Noncash services paid by grant of warrants	-	24,340	1,460,695
Net increase (decrease) in operating liabilities:
Accounts payable	10,483	22,788	343,208
Related party loans - interest	1,056	7,481	88,501
Related party accrued interest	-	7,459	90,020
Net Cash Used by Operating Activities	(4,455)	(6,518)	(735,519)

CASH FLOWS FROM INVESTING ACTIVITIES: Cash of LTU	-	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	-	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	4,455	5,463	684,214
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	1,072	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	4,455	6,535	1,041,857

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Continued)

	For the Three Months Ended March 31,		For the Period From Inception On May 6, 2003 through March 31,
	2009	2008	2009
NET INCREASE (DECREASE) IN CASH	-	17	-
CASH AT BEGINNING OF PERIOD	-	46	-
CASH AT END OF PERIOD	$-	$63	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$-	$-	$1,209,297
Liabilities settled by transferring patents of 34,637	$-	$-	$284,719
Definite-life intangible asset fees accrued in accounts Payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2009, the Company had incurred losses since inception, had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

Operations of the research business have been reclassified in the statements of operations for all periods presented.  The following is a summary of the results of operations of the discontinued research business.

	For the Three Months Ended March 31,		For the Period From Inception on May 6, 2003 Through March 31, 2009
	2009	2008
Revenue	$-	$-	$-
General and administrative	-	(1,181)	(47,246)
Research and development	-	(52,972)	(2,410,307)
Gain on settlement of debt	-	-	250,082
Interest income	-	-	23
Foreign currency transaction gain (loss)	-	(106)	(131)
Income taxes	-	-	-
Net income (loss)	$-	$(54,259)	$(2,207,579)

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Loans – During the three months ended March 31, 2009, shareholders or entities controlled by them loaned $4,455 to the Company.  At March 31, 2009, the Company owed a total of $55,024 to related parties, all of which accrues interest at 8% per annum and is due on demand.  During the three months ended March 31, 2009 and 2008, the Company accrued interest expense on related party loans totaling $1,056 and $7,481, respectively.

LIPIDVIRO TECH, INC.

 (A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At March 31, 2009, the Company has available unused federal net operating loss carryovers of approximately $122,000 which may be applied against future taxable income and which expire in 2028 and 2029.  The Company has decided that there is only a remote likelihood of any future operations of the Company generating taxable income in the State of Utah. Therefore, the Company has eliminated the deferred tax asset of approximately $4,500 corresponding to the approximately $106,000 unused Utah net operating loss carryover from the prior year.

The amount of and ultimate realization of the benefits from the net operating loss carryovers for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Additionally, if there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryovers that can be utilized.  Because of the uncertainty surrounding the realization of the net operating loss carryovers, the Company has established a valuation allowance equal to the tax effect of the loss carryovers and, therefore, no deferred tax asset has been recognized in the financial statements. The net deferred tax assets are approximately $18,300 and $20,400 as of March 31, 2009 and December 31, 2008, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,100 during the three months ended March 31, 2009.

NOTE 6 – SUBSEQUENT EVENTS

In April 2009, shareholders or entities controlled by them loaned an additional $2,835 to the Company.

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

Plan of Operation

On September 29, 2008, LipidViro Tech, Inc., a Utah corporation (“LipidViro Utah”), which was a wholly-owned subsidiary of the Company, completed the transfer to AcquiSci, Inc., a New Jersey corporation, of certain technology that comprised substantially all of its assets and, by extension, substantially all of the Company’s assets (the “Technology”).

On September 30, 2008, following the completion of the Technology disposition, the Company executed a Bill of Sale by which it assigned to Benedente Holdings, LLC, a Wyoming limited liability company, 9,843,750 shares of common stock of LipidViro Utah (the “Shares”), which Shares constituted all of the issued and outstanding shares of LipidViro Utah common stock.  Benedente is controlled by Steven Keyser, who is a director of the Company.  For more information regarding the disposition of Technology and the disposition of LipidViro Utah, see our 8-K Current Report dated September 29, 2008.

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

Results of Operations

During the quarters ended March 31, 2009, and 2008, we had losses from continuing operations of $15,994 and $56,327 and income and (loss) from discontinued operations of $0 and ($54,259) for a net income and (loss) of ($15,994) and ($110,586), respectively.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

In April 2009, shareholders or entities controlled by them loaned an additional $2,835 to the Company.

Effective as of May 6, 2009, which is subsequent to the end of the period covered by this Report, Kenneth P. Hamik tendered his resignation as President, CEO and a director of the Company.  Mr. Hamik’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, or disagreements with the Company.  Steven Keyser, the Company’s sole remaining director: (i) appointed Thomas J. Howells to fill a vacancy on the Board of Directors, effective as of May 6, 2009, to serve until the next annual meeting of the Company’s stockholders or his prior resignation or termination; (ii) accepted Mr. Hamik’s resignation; (iii) appointed Mr. Howells to serve as the Company’s CEO and President until the next annual meeting of the Company’s Board of Directors or his prior resignation or termination; (iv) authorized the change of the Company’s business address to 4685 S. Highland Drive, Suite 202, Salt Lake City, Utah 84117, which is Mr. Howells’ business address; and (v) authorized Mr. Howells to update the Company’s record address with the Nevada Secretary of State, the Company’s registered agent in Nevada, and all other entities with which the Company conducts business.  For more information see our 8-K Current Report dated May 6, 2009, and filed with the Securities and Exchange Commission on May 8, 2009.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31 32

Certification of Thomas J. Howells Pursuant to Section 302 of the Sarbanes-Oxley Act.

Certification of Thomas J. Howells Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LIPIDVIRO TECH, INC.

Date:	May 12, 2009	By:	/s/Thomas J. Howells
Thomas J. Howells, President, Chief Executive Officer and Director

Date:	May 12, 2009	By:	/s/Steven Keyser
Steven Keyser, Director