Form 10-Q
period 2009-06-30
LIPIDVIRO TECH INC
filed 2009-08-05
CIK 6732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 27, 2009 - 1,305,344 shares of common stock.

PART I

Item 1.  Financial Statements

The financial statements of LipidViro Tech, Inc., a Nevada corporation (the “Company,” “we,” “our” or “us”), required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

JUNE 30, 2009 CONDENSED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

Unaudited Condensed Balance Sheets, June 30, 2009 and December 31, 2008	4

Unaudited Condensed Statements of Operations, For the Three and Six Months Ended June 30, 2009 and 2008 and For the Period From Inception On May 6, 2003 Through June 30, 2009	5

Unaudited Condensed Statements of Cash Flows, For the Six Months Ended June 30, 2009 and 2008 and For the Period From Inception On May 6, 2003 Through June 30, 2009	6

Notes to the Unaudited Condensed Financial Statements	7 – 8

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2009 (Unaudited)	December 31, 2008
CURRENT ASSETS	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$47,121	$41,540
Accounts payable subject to indemnification	178,112	178,112
Related party loans	70,630	49,513
Total Current Liabilities	295,863	269,165

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 1,305,344 shares issued and outstanding	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,149,780)	(5,123,082)
Total Stockholders’ Equity (Deficit)	(295,863)	(269,165)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					For the Period From Inception on May 6, 2003 Through June 30, 2009
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	608	-	608	564,269
Employee compensation	-	-	-	13,437	322,598
Professional fees	9,409	39,151	24,347	67,101	385,689
Other general and administrative	-	-	-	-	101,282
Total Operating Expenses	9,409	39,759	24,347	81,146	1,373,838
OPERATING LOSS	(9,409)	(39,759)	(24,347)	(81,146)	(1,373,838)

OTHER EXPENSE:
Related party interest expense	(1,295)	(15,339)	(2,351)	(30,279)	(1,568,363)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,704)	(55,098)	(26,698)	(111,425)	(2,942,201)

PROVISION FOR INCOME TAXES	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(10,704)	(55,098)	(26,698)	(111,425)	(2,942,201)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued research business	-	(53,703)	-	(107,962)	(2,207,579)
Income tax expense	-	-	-	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(53,703)	-	(107,962)	(2,207,579)
NET INCOME (LOSS)	$(10,704)	$(108,801)	$(26,698)	$(219,387)	$(5,149,780)
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$(0.01)	$(0.04)	$(0.02)	$(0.09)
Discontinued Operations	-	(0.04)	-	(0.08)
Net income (loss)	$(0.01)	$(0.08)	$(0.02)	$(0.17)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,303,389	1,305,344	1,302,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			For the Period From Inception on May 6, 2003 Through June 30, 2009
	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,698)	$(219,387)	$(5,149,780)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	-	374	3,393
Expense costs related to unsuccessful financing transaction	-	-	31,900
Gain on settlement of debt	-	-	(250,082)
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	-	1,346,919
Noncash services paid by issuance of common stock	-	83,625	1,239,726
Noncash services paid by grant of warrants	-	35,243	1,460,695
Net increase (decrease) in operating liabilities:
Accounts payable	5,581	39,071	338,306
Related party loans – accrued interest	2,351	15,361	89,796
Related party accrued interest	-	14,918	90,020
Net Cash Used by Operating Activities	(18,766)	(30,795)	(749,830)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash of LTU	-	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	-	(306,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	18,766	29,294	698,525
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	1,480	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	18,766	30,774	1,056,168
NET INCREASE (DECREASE) IN CASH	-	(21)	-
CASH AT BEGINNING OF PERIOD	-	46	-
CASH AT END OF PERIOD	$-	$25	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$-	$-	$1,209,297
Liabilities settled by transferring patents of $34,637	$-	$-	$284,719
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2009, the Company had incurred losses since inception, had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

Operations of the research business have been reclassified in the statements of operations for all periods presented.  The following is a summary of the results of operations of the discontinued research business.

	For the Six Months Ended June 30,		For the Period From Inception on May 6, 2003 Through June 30, 2009
	2009	2008
Revenue	$-	$-	$-
General and administrative	-	(1,917)	(47,246)
Research and development	-	(105,944)	(2,410,307)
Gain on settlement of debt	-	-	250,082
Interest income	-	-	23
Foreign currency transaction gain (loss)	-	(101)	(131)
Income taxes	-	-	-
Net income (loss)	$-	$(107,962)	$(2,207,579)

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Loans – During the six months ended June 30, 2009, shareholders or entities controlled by them loaned $18,766 to the Company.  At June 30, 2009, the Company owed a total of $70,630 to related parties, all of which accrues interest at 8% per annum and is due on demand.  During the six months ended June 30, 2009 and 2008, the Company accrued interest expense on related party loans totaling $2,351 and $15,361, respectively.

LIPIDVIRO TECH, INC.

 (A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At June 30, 2009, the Company has available unused federal net operating loss carryovers of approximately $133,000 which may be applied against future taxable income and which expire in 2028 and 2029.  The Company has decided that there is only a remote likelihood of any future operations of the Company generating taxable income in the state of Utah.  Therefore, the Company has eliminated the deferred tax asset of approximately $4,500 corresponding to the approximately $106,000 unused Utah net operating loss carryover from the prior year.

The amount of and ultimate realization of the benefits from the net operating loss carryovers for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Additionally, if there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryovers that can be utilized.  Because of the uncertainty surrounding the realization of the net operating loss carryovers, the Company has established a valuation allowance equal to the tax effect of the loss carryovers and, therefore, no deferred tax asset has been recognized in the financial statements.  The net deferred tax assets are approximately $19,900 and $20,400 as of June 30, 2009 and December 31, 2008, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $500 during the six months ended June 30, 2009.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated events subsequent to June 30, 2009 through August 3, 2009, which is the date that the June 30, 2009 financial statements were issued.  Previously, the Company evaluated events subsequent to June 30, 2008 through August 12, 2008, which is the date that the June 30, 2008 financial statements were issued.

In July 2009, shareholders or entities controlled by them loaned an additional $5,622 to the Company.

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

Plan of Operation

Effective as of May 6, 2009, Kenneth P. Hamik tendered his resignation as President, CEO and a director of the Company. Mr. Hamik’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, or disagreements with the Company.  Steven Keyser, the Company’s sole remaining director: (i) appointed Thomas J. Howells to fill a vacancy on the Board of Directors, effective as of May 6, 2009, to serve until the next annual meeting of the Company’s stockholders or his prior resignation or termination; (ii) accepted Mr. Hamik’s resignation; (iii) appointed Mr. Howells to serve as the Company’s CEO and President until the next annual meeting of the Company’s Board of Directors or his prior resignation or termination; (iv) authorized the change of the Company’s business address to 4685 S. Highland Drive, Suite 202, Salt Lake City, Utah 84117, which is Mr. Howells’ business address; and (v) authorized Mr. Howells to update the Company’s record address with the Nevada Secretary of State, the Company’s registered agent in Nevada, and all other entities with which the Company conducts business.  For more information see our 8-K Current Report dated May 6, 2009, and filed with the Securities and Exchange Commission on May 8, 2009.

Effective as of June 1, 2009, Steven Keyser tendered his resignation as a director of the Company.  Mr. Keyser’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. disagreements with the Company.  Thomas J. Howells, the Company’s sole remaining director: (i) appointed Shelley Goff to fill a vacancy on the Board of Directors, effective as of June 3, 2009, to serve until the next annual meeting of the Company’s stockholders or her prior resignation or termination; (ii) accepted Mr. Keyser’s resignation; and (iii) appointed Ms. Goff to serve as the Company’s Treasurer until the next annual meeting of the Company’s Board of Directors or her prior resignation or termination.  For more information see our 8-K Current Report dated June 1, 2009, and filed with the Securities and Exchange Commission on June 4, 2009.

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Jenson Services.  There are no written agreements requiring Jenson Services to provide these cash resources; and to the extent funds are provided, such funds will bear no interest (though an interest expense of 8% has been imputed on funds advanced) and will be due on demand.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

During the quarters ended June 30, 2009, and 2008, we had losses from continuing operations of $10,704 and $55,098 and income and (loss) from discontinued operations of $0 and ($53,703) for a net income and (loss) of ($10,704) and ($108,801), respectively.

For the six months ended June 30, 2009 and 2008, we had losses from continuing operations of $26,698 and $111,425 and income and (loss) from discontinued operations of $0 and $(107,962) for a net loss of $(26,698) and $(219,387), respectively.

Liquidity

We have no current cash resources.  During the quarterly period ended June 30, 2009, we received related party loans totaling $14,311, to pay our ongoing expenses.

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

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and principal financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                          Identification of Exhibit

31.1	Certification of Thomas J. Howells Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Shelley Goff Pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Thomas J. Howells Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LIPIDVIRO TECH, INC.

Date:	August 3, 2009	By:	/s/Thomas J. Howells
Thomas J. Howells, President, Chief Executive Officer and Director

Date:	August 3, 2009	By:	/s/Shelley Goff
Shelley Goff, Treasurer and Director