Form 10-Q
period 2009-09-30
LIPIDVIRO TECH INC
filed 2009-10-29
CIK 6732

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 19, 2009 - 1,305,344 shares of common stock.

PART I

Item 1.  Financial Statements

The financial statements of LipidViro Tech, Inc., a Nevada corporation (the “Company,” “we,” “our” or “us”), required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

SEPTEMBER 30, 2009 CONDENSED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

Unaudited Condensed Balance Sheets, September 30, 2009 and December 31, 2008	4

Unaudited Condensed Statements of Operations, For the Three and Nine Months Ended September 30, 2009 and 2008 and For the Period From Inception On May 6, 2003 Through September 30, 2009	5

Unaudited Condensed Statements of Cash Flows, For the Nine Months Ended September 30, 2009 and 2008 and For the Period From Inception On May 6, 2003 Through September 30, 2009	6

Notes to the Unaudited Condensed Financial Statements	7 – 8

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2009 (Unaudited)	December 31, 2008
CURRENT ASSETS	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$46,153	$41,540
Accounts payable subject to indemnification	178,112	178,112
Related party loans	79,796	49,513
Total Current Liabilities	304,061	269,165

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 1,305,344 shares issued and outstanding	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,157,978)	(5,123,082)
Total Stockholders’ Equity (Deficit)	(304,061)	(269,165)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					For the Period From Inception on May 6, 2003 Through September 30, 2009
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	-	608	564,269
Employee compensation	-	-	-	13,437	322,598
Professional fees	6,496	24,745	30,843	91,846	392,185
Other general and administrative	175	-	175	-	101,457
Total Operating Expenses	6,671	24,745	31,018	105,891	1,380,509
OPERATING LOSS	(6,671)	(24,745)	(31,018)	(105,891)	(1,380,509)

OTHER EXPENSE:
Related party interest expense	(1,527)	(16,038)	(3,878)	(46,317)	(1,569,890)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,198)	(40,783)	(34,896)	(152,208)	(2,950,399)

PROVISION FOR INCOME TAXES	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(8,198)	(40,783)	(34,896)	(152,208)	(2,950,399)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued research business	-	242,882	-	134,920	(2,207,579)
Income tax expense	-	-	-	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	242,882	-	134,920	(2,207,579)
NET INCOME (LOSS)	$(8,198)	$202,099	$(34,896)	$(17,288)	$(5,157,978)
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$(0.01)	$(0.03)	$(0.03)	$(0.12)
Discontinued Operations	-	0.18	-	0.11
Net income (loss)	$(0.01)	$0.15	$(0.03)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,305,136	1,305,344	1,303,241

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			For the Period From Inception on May 6, 2003 Through September 30, 2009
	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,896)	$(17,288)	$(5,157,978)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	-	465	3,393
Expense costs related to unsuccessful financing transaction	-	-	31,900
Gain on settlement of debt	-	(250,082)	(250,082)
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	-	1,346,919
Noncash services paid by issuance of common stock	-	90,500	1,239,726
Noncash services paid by grant of warrants	-	35,243	1,460,695
Net increase (decrease) in operating liabilities:
Accounts payable	4,613	54,827	337,338
Related party loans – accrued interest	3,878	23,858	91,323
Related party accrued interest	-	22,458	90,020
Net Cash Used by Operating Activities	(26,405)	(40,019)	(757,469)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash of LTU	-	(25)	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	(25)	(306,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	26,405	38,518	706,164
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	1,480	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	26,405	39,998	1,063,807
NET INCREASE (DECREASE) IN CASH	-	(46)	-
CASH AT BEGINNING OF PERIOD	-	46	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$-	$1,209,297	$1,209,297
Liabilities settled by transferring patents of $34,637	$-	$284,719	$284,719
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2009, the Company had incurred losses since inception, had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

Operations of the research business have been reclassified in the statements of operations for all periods presented.  The following is a summary of the results of operations of the discontinued research business.

	For the Nine Months Ended September 30,		For the Period From Inception on May 6, 2003 Through September 30, 2009
	2009	2008
Revenue	$-	$-	$-
General and administrative	-	(2,130)	(47,246)
Research and development	-	(113,078)	(2,410,307)
Gain on settlement of debt	-	250,082	250,082
Interest income	-	-	23
Foreign currency transaction gain (loss)	-	46	(131)
Income taxes	-	-	-
Net income (loss)	$-	$134,920	$(2,207,579)

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Loans – During the nine months ended September 30, 2009, shareholders or entities controlled by them loaned $26,405 to the Company.  At September 30, 2009, the Company owed a total of $79,796 to related parties, all of which accrues interest at 8% per annum and is due on demand.  During the nine months ended September 30, 2009 and 2008, the Company accrued interest expense on related party loans totaling $3,878 and $23,858, respectively.

LIPIDVIRO TECH, INC.

 (A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At September 30, 2009, the Company has available unused federal net operating loss carryovers of approximately $141,000 which may be applied against future taxable income and which expire in 2028 and 2029.  The Company has decided that there is only a remote likelihood of any future operations of the Company generating taxable income in the state of Utah. Therefore, the Company has eliminated the deferred tax asset of approximately $4,500 corresponding to the approximately $106,000 unused Utah net operating loss carryover from the prior year.

The amount of and ultimate realization of the benefits from the net operating loss carryovers for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Additionally, if there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryovers that can be utilized.  Because of the uncertainty surrounding the realization of the net operating loss carryovers, the Company has established a valuation allowance equal to the tax effect of the loss carryovers and, therefore, no deferred tax asset has been recognized in the financial statements. The net deferred tax assets are approximately $21,100 and $20,400 as of September 30, 2009 and December 31, 2008, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $700 during the nine months ended September 30, 2009.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated events subsequent to September 30, 2009 through October 29, 2009, which is the date that the September 30, 2009 financial statements were issued.  Previously, the Company evaluated events subsequent to September 30, 2008 through October 30, 2008, which is the date that the September 30, 2008 financial statements were issued.

In October 2009, shareholders or entities controlled by them loaned an additional $1,000 to the Company.

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

Results of Operations

During the quarters ended September 30, 2009, and 2008, we had losses from continuing operations of $8,198 and $40,783 and income from discontinued operations of $0 and $242,882 for a net income and (loss) of ($8,198) and $202,099, respectively.

For the nine months ended September 30, 2009 and 2008, we had losses from continuing operations of $34,896 and $152,208 and income from discontinued operations of $0 and $134,920 for a net loss of $(34,896) and $(17,288), respectively.

Liquidity

We have no current cash resources.  During the nine months ended September 30, 2009, we received related party loans totaling $26,405, to pay our ongoing expenses.

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

Based on that evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                          Identification of Exhibit

31.1	Certification of Thomas J. Howells Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Shelley Goff Pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Thomas J. Howells and Shelley Goff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LIPIDVIRO TECH, INC.

Date:	October 29, 2009	By:	/s/Thomas J. Howells
Thomas J. Howells, President, Chief Executive Officer and Director

Date:	October 29, 2009	By:	/s/Shelley Goff
Shelley Goff, Treasurer and Director