Form 10-K
period 2009-12-31
LIPIDVIRO TECH INC
filed 2010-03-17
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]   No [  ]

As of  March 16, 2010, the Issuer had 1,305,344 shares of common stock outstanding.

Documents incorporated by reference: See Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “LipidViro Tech, Inc.,” “LipidViro,” the “Company,” the “Registrant,” “we,” “us,” “our” and words of similar import) refer to LipidViro Tech, Inc., a Nevada corporation.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which LipidViro may participate, competition within LipidViro’s chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  BUSINESS

Business Developments for the year ended December 31, 2009.

Effective as of May 6, 2009, Kenneth P. Hamik tendered his resignation as President, CEO and a director of the Company.  Mr. Hamik’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. disagreements with the Company.  Steven Keyser, the Company’s sole remaining director: (i) appointed Thomas J. Howells to fill a vacancy on the Board of Directors, effective as of May 6, 2009, to serve until the next annual meeting of the Company’s stockholders or his prior resignation or termination; (ii) accepted Mr. Hamik’s resignation; (iii) appointed Mr. Howells to serve as the Company’s CEO and President until the next annual meeting of the Company’s Board of Directors or his prior resignation or termination; (iv) authorized the change of the Company’s business address to 4685 S. Highland Drive, Suite 202, Salt Lake City, Utah 84117, which is Mr. Howells’ business address; and (v) authorized Mr. Howells to update the Company’s record address with the Nevada Secretary of State, the Company’s registered agent in Nevada, and all other entities with which the Company conducts business.   For more information see our 8-K Current Report dated May 6, 2009 and filed with the Securities and Exchange Commission on May 8, 2009.

Effective as of June 1, 2009, Steven Keyser tendered his resignation as a director of the Company.  Mr. Keyser’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. disagreements with the Company.  Mr. Howells, the Company’s sole remaining director: (i) appointed Shelley Goff to fill a vacancy on the Board of Directors, effective as of June 3, 2009, to serve until the next annual meeting of the Company’s stockholders or her prior resignation or termination; (ii) accepted Mr. Keyser’s resignation; and (iii) appointed Ms. Goff to serve as the Company’s Treasurer until the next annual meeting of the Company’s Board of Directors or her prior resignation or termination.  For more information see our 8-K Current Report dated June 1, 2009 and filed with the Securities and Exchange Commission on June 4, 2009.

Description of Business

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

Amendments to Form 8-K by the SEC  regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become the controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form

S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Certain amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in Lipid Viro.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other shareholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K.  These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of common stock or to provide an indemnification for all of the issuer’s prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings regarding any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the 2008 amendments to Rule 144.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2008, through December 31, 2009.

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

Number of Total Employees and Number of Full-Time Employees

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

We own no real estate and do not lease office space for management and administrative functions.  All administrative functions are conducted from offices of Jenson Services and Thomas J. Howells, our CEO and President.  We have not had a need to rent office space and have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from Mr. Howells’ offices during calendar year 2010.  There is no expense to us for the use of these offices

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding and, to the knowledge of our management; no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2009.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2008 and 2009.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2008 through March 31, 2008	$0.35	$0.21

April 1, 2008 through June 30, 2008	$0.70	$0.154

July 1, 2008 through September 30, 2008	$0.10	$0.06

October 1, 2008 through December 31, 2008	$0.11	$0.10

January 1, 2009 through March 31, 2009	$0.11	$0.06

April 1, 2009 through June 30, 2009	$0.11	$0.10

July 1, 2009 through September 30, 2009	$0.11	$0.10

October 1, 2009 through December 31, 2009	$0.101	$0.08

All quotes have been adjusted for the 14 for 1 reverse split of our issued and outstanding shares of common stock on September 5, 2008.

Holders

The Company currently has 1,641 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

In March, 2003, our Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” with a maximum of 750,000 shares of common stock (adjusted to take into account the 14 for one reverse split of our outstanding common stock on September 5, 2008) reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares. The Board of Directors has authorized options to purchase 250,000 post-split common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors. Under the Plan, the Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2009, total awards available to be granted from the Plan amounted to 750,000.  At December 31, 2009, the Plan expired.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2009 through October 31, 2009	None
Month #2 November 1, 2009 through November 30, 2009	None
Month #3 December 1, 2009 through December 31, 2009	None
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

Plan of Operation

The Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

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

Results of Operations

During the years ended December 31, 2009, and 2008, we had losses from continuing operations of $39,440 and $165,752 and income and loss from discontinued operations of $0 and $134,920 for a net loss of $39,440 and $30,832, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIPIDVIRO TECH, INC.

(A Development Stage Company)

DECEMBER 31, 2009 AND 2008 FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                                                                                                                            PAGE

Report of Independent Registered Public Accounting Firm                                                                           15

Balance Sheets, December 31, 2009 and 2008                                                                                                    16

Statements of Operations, For the Years Ended December 31, 2009 and 2008 and

For the Period From Inception On May 6, 2003 Through December 31, 2009                                              17

Statement of Stockholders’ Equity, For the Period From Inception On May 6, 2003

Through December 31, 2009                                                                                                                           18-25

Statements of Cash Flows, For the Years Ended December 31, 2009 and 2008 and

For the Period From Inception On May 6, 2003 Through December 31, 2009                                         26-27

Notes to the Financial Statements                                                                                                                 28-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LipidViro Tech, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of LipidViro Tech, Inc. [a development stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on May 6, 2003 through December 31, 2009. LipidViro Tech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LipidViro Tech, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on May 6, 2003 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 16, 2010

LIPIDVIRO TECH, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2009	December 31, 2008
CURRENT ASSETS	$-	$ $	-
TOTAL ASSETS	$-		$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$48,353		$41,540
Accounts payable subject to indemnification	177,713		178,112
Related party loans	82,539		49,513

Total Current Liabilities	308,605		269,165

STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.001 par value, 150,000,000 shares authorized, 1,305,344 and 1,305,344 shares issued and outstanding, respectively	1,305		1,305
Capital in excess of par value	4,852,612		4,852,612
Deficit accumulated during the development stage	(5,162,522)		(5,123,082)

Total Stockholders’ Equity (Deficit)	(308,605)		(269,165)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-		$-

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2009	2008	2009
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	608	564,269
Employee compensation	-	13,437	322,598
Professional fees	33,742	104,418	395,084
Other general and administrative	175	59	101,457
Total Operating Expenses	33,917	118,522	1,383,408
OPERATING LOSS	(33,917)	(118,522)	(1,383,408)

OTHER EXPENSE:
Related party interest expense	(5,523)	(47,230)	(1,571,535)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(39,440)	(165,752)	(2,954,943)
PROVISION FOR INCOME TAXES	-	-	-
LOSS FROM CONTINUING OPERATIONS	(39,440)	(165,752)	(2,954,943)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued research business	-	134,920	(2,207,579)
Income tax expense	-	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	134,920	(2,207,579)
NET INCOME (LOSS)	$(39,440)	$(30,832)	$(5,162,522)
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$(0.03)	$(0.13)
Discontinued Operations	-	0.11
Net income (loss)	$(0.03)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,303,770

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2009

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2009

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2009

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2009

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2009

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2009

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2009

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

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2009

(CONTINUED)

	Common Stock Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity (Deficit)
Capital contributions	-	-	29,546	-	-	29,546

Share-based payments vested during the year ended December 31, 2007	-	-	372,105	-	-	372,105

Termination of obligation to repurchase stock related to unsuccessful financing transaction	-	-	-	-	9,500	9,500

Net loss for the year ended December 31, 2007	-	-	-	(1,225,424)	-	(1,225,424)
BALANCE, December 31, 2007	1,305,334	1,305	3,787,642	(5,092,250)	-	(1,303,303)

Rounding shares	10	0	(0)	-	-	-

Capital contribution recognized in disposition of LTU	-	-	937,747	-	-	937,747

Capital contributions	-	-	1,480	-	-	1,480

Share-based payments vested during the year ended December 31, 2008	-	-	125,743	-	-	125,743

Net loss for the year ended December 31, 2008	-	-	-	(30,832)	-	(30,832)
BALANCE, December 31, 2008	1,305,344	1,305	4,852,612	(5,123,082)	-	(269,165)

Net loss for the year ended December 31, 2009	-	-	-	(39,440)	-	(39,440)
BALANCE, December 31, 2009	1,305,344	$1,305	$4,852,612	$(5,162,522)	$-	$(308,605)

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,440)	$(30,832)	$(5,162,522)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	-	465	3,393
Expense costs related to unsuccessful financing Transaction	-	-	31,900
Gain on settlement of debt	-	(250,082)	(250,082)
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	-	1,346,919
Noncash services paid by issuance of common stock	-	90,500	1,239,726
Noncash services paid by grant of warrants	-	35,243	1,460,695
Net increase (decrease) in operating liabilities:
Accounts payable	6,414	58,366	339,139
Related party loans - accrued interest	5,523	24,771	92,968
Related party accrued interest	-	22,458	90,020
Net Cash Used by Operating Activities	(27,503)	(49,111)	(758,567)

CASH FLOWS FROM INVESTING ACTIVITIES: Cash of LTU	-	(25)	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	(25)	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	27,503	47,610	707,262
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	1,480	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Continued)

	For the Year Ended December 31,		For the Period From Inception On May 6, 2003 through December 31,
	2009	2008	2009
Net Cash Provided by Financing Activities	27,503	49,090	1,064,905
NET INCREASE (DECREASE) IN CASH	-	(46)	-
CASH AT BEGINNING OF PERIOD	-	46	-
CASH AT END OF PERIOD	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$-	$1,209,297	$1,209,297
Liabilities settled by transferring patents of $34,637	$-	$284,719	$284,719
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

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

The Company has no significant operations and is considered a development stage company as defined in Accounting Standards Codification Topic 270.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Intangible Assets – In accordance with Accounting Standards Codification Topic 350, "Goodwill and Other Intangible Assets," the Company reviews its intangible assets for impairment at least annually.  Using standard valuation techniques, the Company determined that there was no impairment of its intangible assets during the year ended December 31, 2009.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2009, the Company had incurred losses since inception, had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2009
	2009	2008
Revenue	$-	$-	$-
General and administrative	-	(2,130)	(47,246)
Research and development	-	(113,078)	(2,410,307)
Gain on settlement of debt	-	250,082	250,082
Interest income	-	-	23
Foreign currency transaction gain (loss)	-	46	(131)
Income taxes	-	-	-
Net income (loss)	$-	$134,920	$(2,207,579)

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

Accounts Payable Subject to Indemnification – As part of an Option Agreement [See above], Benedente indemnified the Company against the Company’s accounts payable that existed on March 31, 2008.  Further, Benedente agreed to negotiate settlements of those accounts payable.  As of December 31, 2009, $177,713 of those accounts payable had not yet been settled and have been classified in the December 31, 2009 balance sheet as accounts payable subject to indemnification because the Company is uncertain whether Benedente has the ability to pay or otherwise settle these liabilities.

Related Party Loans – During the years ended December 31, 2009 and 2008, respectively, shareholders or entities controlled by them loaned $27,503 and $47,610 to the Company.  Before April 2006, related party loans bore no interest and were due on demand; however, the Company imputed interest at 8% per annum with an offsetting capital contribution.  In April 2006, the Company issued 100,000 shares of common stock valued at $1,000,000, or $10.00 per share, to extend the loans then outstanding.  The loans then started to bear interest at 6% per annum.  In November 2006, the Company issued 4,358 shares of common stock valued at $30,502, or approximately $6.999 per share, to entice additional shareholder loans.  In March 2007, the Company issued 3,015 shares of common stock valued at $44,308, or approximately $14.696 per share, to entice additional shareholder loans.  In April 2007, the Company issued a total of 9,500 shares of common stock valued at $144,970, or $15.26 per share, to entice additional shareholder loans.  In July 2007, the Company issued 6,043 shares of common stock valued at $12,689, or approximately $2.099702 per share, to entice additional shareholder loans.  In September 2008, the Company settled loans totaling $189,715 through the transfer of research assets [See Note 3] and the Company settled loans totaling $519,277 through the disposition of LTU [See above].  In April 2008, the Company started accruing interest at 8% per annum on related party loans that previously bore no interest because the amounts had been insignificant.  At December 31, 2009, the Company owed a total of $82,539 to related parties, all of which accrues interest at 8% per annum and is due on demand.  During the years ended December 31, 2009 and 2008, the Company accrued interest expense on related party loans totaling $5,523 and $24,771, respectively.

Note Payable – In September 2005, the Company issued a 5% $600,000 note payable to repurchase common stock. The note and accrued interest were all due in September 2009.  The Company settled the note and accrued interest of $90,020 through the disposition of LTU [See above].  During the years ended December 31, 2009 and 2008, interest expense on the note payable amounted to $0 and $22,458, respectively.

Stock Repurchase – In September 2005, the Company repurchased and cancelled 3,937,500 shares of common stock for cash of $1, which was paid by a shareholder, and a $600,000 note payable, or approximately $0.1523812 per share.

Capital Contributions – During the years ended December 31, 2009 and 2008, respectively, shareholders of the Company contributed cash and made payments on behalf of the Company totaling $0 and $1,480.

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

NOTE 6 – PROPERTY AND EQUIPMENT

The Company disposed of its property and equipment in the disposition of LTU.  Depreciation expense for the years ended December 31, 2009 and 2008 was $0 and $465, respectively.

NOTE 7 – DEFINITE-LIFE INTANGIBLE ASSETS

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

NOTE 8 – GOODWILL

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2009
	2009	2008
Goodwill at beginning of period	$-	$290,317	$-
Goodwill from the acquisition of 95.9% of the Company	-	-	269,006
Goodwill from the acquisition of the minority interests in the Company	-	-	21,311
Goodwill disposed in the disposition of LTU	-	(290,317)	(290,317)
Goodwill at end of period	$-	$-	$-

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

Share-Based Payment Disclosures - During the years ended December 31, 2009 and 2008, share-based payments resulted in expenses of $0 and $125,743, respectively.

As of December 31, 2009, there was no unrecognized expense related to non-vested share-based payments and there were no non-vested shares outstanding.  The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $0 and $90,500, respectively.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11 – FOREIGN CURRENCY TRANSACTION

LTU had two patent applications filed with the European Patent Office and was required to pay renewal fees totaling 800 Euros in October 2006.  In November 2006, the Company was assessed additional fees totaling 80 Euros.  At September 30, 2008, these fees had not been paid and were included in LTU’s accounts payable at $1,239 based on the currency conversion ratio on that date of $1.4081:1 Euro.  During the years ended December 31, 2009 and 2008, the Company recorded foreign currency transaction gains of $0 and $46, respectively, due to changes in the exchange rates.  These gains are included in operations of discontinued research business and the fees were included in the accounts payable eliminated through the disposition of LTU [See Note 5].

NOTE 12 – INCOME TAXES

At December 31, 2009, the Company has a net operating loss carryover of approximately $145,000 available to offset future federal taxable income and expiring in 2028 and 2029.  Due to a change in control of the Company in January 2008 and because the Company is not continuing its research business, the Company will not be able to utilize prior net operating loss carryovers.  If there are future substantial changes in the Company’s ownership, there may be additional limitations on the amount of net operating loss carryovers that can be utilized.  The Company has decided that there is only a remote likelihood of any future operations of the Company generating taxable income in the state of Utah.  Therefore, the Company has eliminated the deferred tax asset of approximately $4,500 corresponding to the approximately $106,000 unused Utah net operating loss carryover from the prior year.  The Company has experienced losses since inception and has not yet generated any revenues; therefore, the Company has established a valuation allowance to offset the net deferred tax assets.

The income tax provision consists of the following components:

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2009
	2009	2008
Current income tax expense (benefit)	$-	$-	$-
Deferred income tax expense (benefit)	-	-	-
Net income tax expense (benefit) from continuing operations	$-	$-	$-

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2009
	2009	2008
Loss before income tax provision	$(39,440)	$(165,752)	$(2,954,943)
Expected combined federal and state income tax rate	15.0%	20.0%	20.0%
Expected income tax expense (benefit) at statutory rates	(5,916)	(33,150)	(590,989)
Federal benefit of state taxes	-	1,242	22,162
Tax effect of:
Expenses from issuance of warrants	-	2,587	62,100
Meals and entertainment	-	-	82
Non-deductible interest expense	-	8,916	301,282
Limitation of prior NOL carryovers	-	60,665	60,665
Elimination of state NOL carryover	4,505	-	6,181
Change in valuation allowance	1,411	(40,260)	138,517
Net income tax expense (benefit)	$-	$-	$-

LIPIDVIRO TECH, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES [Continued]

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carryovers	$21,816	$20,405
Total deferred tax assets	$21,816	$20,405

Deferred tax liabilities	$-	$-
Total deferred tax liabilities	$-	$-

Total deferred tax assets	$21,816	$20,405
Total deferred tax liabilities	-	-
Valuation allowance	(21,816)	(20,405)
Net deferred tax asset (liability)	$-	$-

These amounts have been presented in the financial statements as follows:

	December 31, 2009	December 31, 2008
Current deferred tax asset (liability)	$-	$-
Non-current deferred tax asset (liability)	-	-
	$-	$-

NOTE 13 – COMMITMENTS

In February 2007, a vendor obtained a $16,166 default judgment against LTU for an unpaid invoice.  The judgment provides for interest at an annual rate of 6.36%.  At September 30, 2008, LTU owed $17,816 on the judgment and the amount was included in the accounts payable eliminated through the disposition of LTU [See Note 5].

NOTE 14 – SUBSEQUENT EVENTS

In January 2010, shareholders or entities controlled by them loaned an additional $3,584 to the Company.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2009 fiscal year.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Kenneth P. Hamik	President &	06/24/2003	5/6/2009
	Director	06/24/2003	5/6/2009
Thomas J. Howells	President	5/6/2009	*
	Director	5/6/2009	*
Steven Keyser	Chairman of the Board	10/16/2006	6/1/2009
Shelley Goff	Treasurer	6/1/2009	*
	Director	6/1/2009	*

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

Background and Business Experience

Mr. Howells is 37 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc. for 12 years.  Mr. Howells is also the Secretary/Treasurer and a director of Jenson Services.

Shelley Goff is 49 years of age.  She graduated from the University of Utah in 1992 with a B.S. in Finance.  Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for EDGAR filing with the Securities and Exchange Commission for public companies.

Previous Blank Check or Shell Company Experience

Mr. Howells has served on the board of directors of TCX Calibur, Inc. (OTCBB: TCXB), from which he resigned in January, 2009.  In addition, Mr. Howells resigned as a director in August, 2007, from Energroup Holdings Corporation (OCTBB: ENHD), a Nevada corporation.

Shelley Goff is currently also an officer of Atlantica, Inc.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Other Public Companies

Except as indicated under the caption “Previous Blank Check” or Shell Company Experience,” none of the Company's officer or directors has been a director of any other public companies.

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

Compliance With Section 16(a) of the Exchange Act

The common shares of the Company are registered under the Securities and Exchange Act of 1934 and therefore the officers, directors and holders of more than 10% of the Company’s outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to the Company during the fiscal years ended December 31, 2009 and 2008, the following were filed timely:

Name	Type	Filed
Thomas Howells	Form 3	January 31, 2008
Thomas Howells	Schedule 13d	February 6, 2008
Mark Sanson	Schedule 13d	February 6, 2008
Kelly Trimble	Schedule 13d	February 6, 2008
Travis Jenson	Schedule 13d	February 6, 2008
Shelley Goff	Form 3	June 8, 2009

Code of Ethics

The Company adopted a Code of Ethics for its principal executive and financial officers.  The Company’s code of ethics was filed as an exhibit to its Annual Report on Form 10-KSB for the calendar year ended December 31, 2004.

Corporate Governance

Nominating Committee

The Company has not established a Nominating Committee because, due to its lack of operations and the fact that, because the Company only has two directors and executive officers, it believes that it is able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kenneth P. Hamik	12/31/08	0	0	0	0	0	0	0	0
President, CEO	12/31/07	0	0	0	0	0	0	0	0
Director	12/31/06	0	0	0	0	0	0	0	0

Steve Keyser	12/31/08	0	0	0	0	0	0	0	0
Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0

Thomas J. Howells	12/31/09	0	0	0	0	0	0	0	0

Shelley Goff	12/31/09	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
None	None	750,000	$0.01

In March, 2003, the Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”) with a maximum of 750,000 shares of common stock (adjusted for our 14 for one reverse split on September 5, 2008) reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  Our Board of Directors has authorized options to purchase 250,000 post-split common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors.  Under the Plan, Our Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances.  Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2009 and 2008, total awards available to be granted from the Plan amounted to 750,000.  At December 31, 2009, the Plan expired.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2009.

Compensation Committee Interlocks and Insider Participation

None; not applicable.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to the Company to be the beneficial owner of more than five percent (5%) of any of the Company’s voting securities as of February 17, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,305,344 shares of common stock outstanding at that date.

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
	4685 S. Highland Dr. Suite 202
	Salt Lake City, Utah 84117

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of February 17, 2010:

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Thomas J. Howells	535,000	40.98%
	4685 S. Highland Drive #202
	Salt Lake City, Utah 84117
Common	Shelley Goff	0	0
	4685 S. Highland Drive, #202
	Salt Lake City, Utah 84117

Changes in Control

To the knowledge of management, there are no current arrangements which may result in a change in control of the Company.  We expect that there will be a change in control of the Company, both by virtue of stockholdings and by virtue of a change in the Company’s directors and executive officers, upon completion of any reorganization involving an operating entity.

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

In March, 2003, the Board of Directors approved and adopted the “2003 Stock Option/Stock Issuance Plan” (“the Plan”) with a maximum of 750,000 shares of common stock (adjusted to take into account our 14 for one reverse split on September 5, 2008) reserved for issuance under the Plan.  The Plan provides for both the direct award of shares and for the grant of options to purchase shares.  Our Board of Directors has authorized options to purchase 250,000 post-split common shares to be granted at a purchase price of $0.01 per share, but to date our Company has not granted any options to its employees, officers or directors.  Under the Plan, Our Board of Directors shall determine which eligible persons are to receive Incentive Options, Non-Statutory grants or stock issuances. Our Board of Directors also sets the exercise price for options granted.  The option terms are not to exceed 10 years from the option grant date.  At December 31, 2009 and 2008, total awards available to be granted from the Plan amounted to 750,000.  At December 31, 2009, the Plan expired.

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

On September 30, 2008, the Company transferred 100% of its ownership of LipidViro Tech, Inc., a Utah corporation (“Lipid Viro Utah”) to Benedente Holdings, LLC (“Benedente”) to settle debts totaling $1,209,297 in accordance with an Option Agreement dated December 17, 2007 and amended January 23, 2008.  As part of the agreement, Benedente indemnified the Company against the Company’s accounts payable as of March 31, 2008.  At the time of the transfer, Lipid Viro Utah’s assets and liabilities consisted of $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable.  Due to the related party nature of the $1,209,297 of debts settled for net assets totaling $271,550, the Company recorded the gain as a capital contribution.

As part of an Option Agreement, Benedente indemnified the Company against the Company’s accounts payable that existed on March 31, 2008.  Further, Benedente agreed to negotiate settlements of those accounts payable.  As of December 31, 2009, $177,713 of those accounts payable had not yet been settled and have been classified in the December 31, 2009 balance sheet as accounts payable subject to indemnification because the Company is uncertain whether Benedente has the ability to pay or otherwise settle these liabilities.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$10,789	$11,966
Audit-related Fees	$0	$0
Tax Fees	$4,207	$0
All Other Fees	$0	$0
Total Fees	$14,996	$11,966

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2009, contained in Item 8 above which are incorporated herein by this reference.

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

3.2	By-laws of Anticline--Nevada, the survivor in the merger**
14	Code of Ethics***
31.1	302 Certification of Thomas J. Howells
31.2	302 Certification of Shelley Goff
32	906 Certification

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

LIPIDVIRO TECH, INC.

Date:	March 16, 2010	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LIPIDVIRO TECH, INC.

Date:	March 16, 2010	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Date:	March 16, 2010	By:	/s/Shelley Goff
Shelley Goff
Treasurer and Director