Form 10-Q
period 2010-06-30
LIPIDVIRO TECH INC
filed 2010-08-02
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 27, 2010 - 1,305,344 shares of common stock.

PART I

Item 1.  Financial Statements

The financial statements of LipidViro Tech, Inc., a Nevada corporation (the “Company,” “we,” “our” or “us”), required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

JUNE 30, 2010 UNAUDITED CONDENSED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

Unaudited Condensed Balance Sheets, June 30, 2010 and December 31, 2009	4

Unaudited Condensed Statements of Operations, For the Three and Six Months Ended June 30, 2010 and 2009 and For the Period From Inception On May 6, 2003 Through June 30, 2010	5

Unaudited Condensed Statements of Cash Flows, For the Six Months Ended June 30, 2010 and 2009 and For the Period From Inception On May 6, 2003 Through June 30, 2010	6

Notes to the Unaudited Condensed Financial Statements	7 – 8

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
CURRENT ASSETS:
Total Current Assets	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$52,629	$48,353
Accounts payable subject to indemnification	177,713	177,713
Related party loans	96,545	82,539
Total Current Liabilities	326,887	308,605

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 1,305,344 shares issued and outstanding	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,180,804)	(5,162,522)
Total Stockholders’ Equity (Deficit)	(326,887)	(308,605)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					For the Period From Inception on May 6, 2003 Through June 30, 2010
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	-	-	564,269
Employee compensation	-	-	-	-	322,598
Professional fees	4,767	9,409	14,497	24,347	409,581
Other general and administrative	112	-	212	-	101,669
Total Operating Expenses	4,879	9,409	14,709	24,347	1,398,117
OPERATING LOSS	(4,879)	(9,409)	(14,709)	(24,347)	(1,398,117)

OTHER EXPENSE:
Related party interest expense	(1,864)	(1,295)	(3,573)	(2,351)	(1,575,108)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,743)	(10,704)	(18,282)	(26,698)	(2,973,225)

PROVISION FOR INCOME TAXES	-	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(6,743)	(10,704)	(18,282)	(26,698)	(2,973,225)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued research business	-	-	-	-	(2,207,579)
Income tax expense	-	-	-	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-	(2,207,579)
NET INCOME (LOSS)	$(6,743)	$(10,704)	$(18,282)	$(26,698)	$(5,180,804)
BASIC AND DILUTED LOSS PER SHARE	(0.01)	$(0.01)	$(0.01)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,305,344	1,305,344	1,305,344

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		For the Period From Inception on May 6, 2003 Through June 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,282)	$(26,698)	$(5,180,804)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	-	-	3,393
Expense costs related to unsuccessful financing transaction	-	-	31,900
Gain on settlement of debt	-	-	(250,082)
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	-	1,346,919
Noncash services paid by issuance of common stock	-	-	1,239,726
Noncash services paid by grant of warrants	-	-	1,460,695
Net increase (decrease) in operating liabilities:
Accounts payable	4,276	5,581	343,415
Related party loans – accrued interest	3,573	2,351	96,541
Related party accrued interest	-	-	90,020
Net Cash Used by Operating Activities	(10,433)	(18,766)	(769,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash of LTU	-	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	-	(306,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	10,433	18,766	717,695
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	-	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	10,433	18,766	1,075,338
NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$-	$-	$1,209,297
Liabilities settled by transferring patents of $34,637	$-	$-	$284,719
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2010, the Company had incurred losses since inception, had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – DISCONTINUED OPERATIONS

Operations of the research business have been reclassified in the statements of operations for all periods presented.  The following is a summary of the results of operations of the discontinued research business.

	For the Six Months Ended June 30,		For the Period From Inception on May 6, 2003 Through June 30, 2010
	2010	2009
Revenue	$-	$-	$-
General and administrative	-	-	(47,246)
Research and development	-	-	(2,410,307)
Gain on settlement of debt	-	-	250,082
Interest income	-	-	23
Foreign currency transaction gain (loss)	-	-	(131)
Income taxes	-	-	-
Net income (loss)	$-	$-	$(2,207,579)

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Loans – During the six months ended June 30, 2010, shareholders or entities controlled by them loaned $10,433 to the Company.  At June 30, 2010, the Company owed a total of $96,545 to related parties, all of which accrues interest at 8% per annum and is due on demand.  During the six months ended June 30, 2010 and 2009, the Company accrued interest expense on related party loans totaling $3,573 and $2,351, respectively.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At June 30, 2010, the Company has available unused federal net operating loss carryovers of approximately $164,000 which may be applied against future taxable income and which expire as follows: approximately $106,000 in 2028, approximately $39,000 in 2029 and approximately $19,000 in 2030.

The amount of and ultimate realization of the benefits from the net operating loss carryovers for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Additionally, if there are substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryovers that can be utilized.  Because of the uncertainty surrounding the realization of the net operating loss carryovers, the Company has established a valuation allowance equal to the tax effect of the loss carryovers and, therefore, no deferred tax asset has been recognized in the financial statements. The net deferred tax assets are approximately $24,600 and $21,800 as of June 30, 2010 and December 31, 2009, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,800 during the six months ended June 30, 2010.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no items to report.

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

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from Jenson Services, of which our President, Thomas J. Howells, is the Secretary/Treasurer and a director.  There are no written agreements requiring Jenson Services to provide these cash resources; and to the extent funds are provided, such funds will bear no interest (though an interest expense of 8% has been imputed on funds advanced) and will be due on demand.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

During the quarters ended June 30, 2010, and 2009, we had losses from continuing operations of $6,743 and $10,704 and income from discontinued operations of $0 and $0 for a net income and (loss) of ($6,743) and ($10,704), respectively.

During the six months ended June 30, 2010, and 2009, we had losses from continuing operations of $18,282 and $26,698 and income from discontinued operations of $0 and $0 for a net income and (loss) of ($18,282) and ($26,698), respectively.

Liquidity

We have no cash.  During the six months ended June 30, 2010, we received related party loans of $10,433 to pay our expenses, and at June 30, 2010, we owed a total of $96,545 to related parties, all of which accrues interest at 8% per annum and is due on demand.

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

Based on that evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

LIPIDVIRO TECH, INC.

Date:	August 2, 2010	By:	/s/Thomas J. Howells
Thomas J. Howells, President, Chief Executive Officer and Director

Date:	August 2, 2010	By:	/s/Shelley Goff
Shelley Goff, Treasurer and Director