Form 10-K
period 2010-12-31
LIPIDVIRO TECH INC
filed 2011-03-23
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [  ]  No [  ]

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]   No [  ]

As of March 14, 2011, the Issuer had 1,305,344 shares of common stock outstanding.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2009, through December 31, 2010.

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

Available Information

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

ITEM 2:  PROPERTIES

We own no real estate and do not lease office space for management and administrative functions.  All administrative functions are conducted from offices of Jenson Services and Thomas J. Howells, our CEO and President.  We have not had a need to rent office space and have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from Mr. Howells’ offices during calendar year 2011.  There is no expense to us for the use of these offices.

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

ITEM 4:  (REMOVED AND RESERVED)

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2009 and 2010.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2009 through March 31, 2009	$0.11	$0.06

April 1, 2009 through June 30, 2009	$0.11	$0.10

July 1, 2009 through September 30, 2009	$0.11	$0.10

October 1, 2009 through December 31, 2009	$0.101	$0.08

January 1, 2010 through March 31, 2010	$0.085	$0.08

April 1, 2010 through June 30, 2010	$0.085	$0.08

July 1, 2010 through September 30, 2010	$0.08	$0.08

October 1, 2010 through December 31, 2010	$0.08	$0.08

Holders

The Company currently has 1,642 shareholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Recent Sales of Unregistered Securities

During the calendar year ended December 31, 2010, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Rule 144

The resale of “unregistered” and “restricted” securities by the holders thereof will be subject to Rule 144 of the Securities and Exchange Commission.  The following is a summary of the current requirements of Rule 144:

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2010 through October 31, 2010	None
Month #2 November 1, 2010 through November 30, 2010	None
Month #3 December 1, 2010 through December 31, 2010	None
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

Results of Operations

The Company had neither material operations nor any revenue during the calendar years ended December 31, 2010, or 2009.   Total operating expenses during these periods were $21,874, and $33,917, respectively, of which $21,636, and $33,742, respectively were professional fees.   In November and December, 2010, the Company settled accounts payable totaling $36,907 through shareholder payments totaling $500, resulting in a $36,407 gain on settlement of debt.  During our 2010 fiscal year, we incurred $7,699 in related party interest expense, for total pre-tax income of $6,861 during the year then ended.  After provision for $8,850 in income tax benefits, net income in 2010 was $15,711, or $0.01 per share.  During our 2009 fiscal year, we paid related party interest expense of $5,523, for a net loss of $39,440, or $0.03 per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIPIDVIRO TECH, INC.

(A Development Stage Company)

DECEMBER 31, 2010 AND 2009 FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	14

Balance Sheets, December 31, 2010 and 2009	15

Statements of Operations, For the Years Ended December 31, 2010 and 2009 and For the Period From Inception On May 6, 2003 Through December 31, 2010	16

Statement of Stockholders’ Equity, For the Period From Inception On May 6, 2003 Through December 31, 2010	17– 21

Statements of Cash Flows, For the Years Ended December 31, 2010 and 2009 and For the Period From Inception On May 6, 2003 Through December 31, 2010	22

Notes to the Financial Statements	23 – 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LipidViro Tech, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of LipidViro Tech, Inc. [a development stage company] as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on May 6, 2003 through December 31, 2010. LipidViro Tech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LipidViro Tech, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception on May 6, 2003 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 23, 2011

LIPIDVIRO TECH, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009
CURRENT ASSETS:
Current Deferred Tax Asset	$8,850	$-
Total Current Assets	8,850	-
TOTAL ASSETS	$8,850	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$195,035	$226,066
Related party loans	106,709	82,539
Total Current Liabilities	301,744	308,605

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 1,305,344 shares issued and outstanding	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,146,811)	(5,162,522)
Total Stockholders’ Equity (DEFICIT)	(292,894)	(308,605)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,850	$-

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2010
	2010	2009
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	564,269
Employee compensation	-	-	322,598
Professional fees	21,636	33,742	416,720
Other general and administrative	211	175	101,668
Total Operating Expenses	21,847	33,917	1,405,255
OPERATING LOSS	(21,847)	(33,917)	(1,405,255)

OTHER INCOME (EXPENSE):
Gain on settlement of debt	36,407	-	36,407
Related party interest expense	(7,699)	(5,523)	(1,579,234)
Total Other Income (Expense)	28,708	(5,523)	(1,542,827)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,861	(39,440)	(2,948,082)

PROVISION FOR INCOME TAX BENEFIT	8,850	-	8,850
INCOME (LOSS) FROM CONTINUING OPERATIONS	15,711	(39,440)	(2,939,232)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued research business	-	-	(2,207,579)
Income tax expense	-	-	-
LOSS FROM DISCONTINUED OPERATIONS	-	-	(2,207,579)
NET INCOME (LOSS)	$15,711	$(39,440)	$(5,146,811)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,305,344

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2010

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE, May 6, 2003	-	$-	$-	$-	$-	$-

Issued 12,500 common stock shares for payment of organization costs of $750, or $0.06 per share, May 2003	12,500	12	738	-	-	750

Issued 957,500 units, each consisting of one common stock share, one Class A warrant, and one Class B warrant, for $95,960 cash, or approximately $0.100219 per unit, May 2003	957,500	958	95,002	-	-	95,960

Issued 3,937,500 common stock shares for $236,250 cash, or $0.06 per share, June 2003	3,937,500	3,937	232,313	-	-	236,250

Issued 1,875 common stock shares for services valued at $113, or $0.06 per share, June 2003	1,875	2	111	-	-	113

Capital contribution	-	-	1,083	-	-	1,083

Net loss for the period ended December 31, 2003	-	-	-	(146,798)	-	(146,798)
BALANCE, December 31, 2003	4,909,375	4,909	329,247	(146,798)	-	187,358

Issued 106,556 common stock shares to purchase minority interest valued at $21,311, or $0.20 per share, January 2004	106,556	107	21,204	-	-	21,311

Capital contribution	-	-	10,368	-	-	10,368

Net loss for the year ended December 31, 2004	-	-	-	(258,831)	-	(258,831)
BALANCE, December 31, 2004	5,015,931	5,016	360,819	(405,629)	-	(39,794)

Repurchased and cancelled 3,937,500 common stock shares for $1 cash and a $600,000 note payable, or approximately $0.1523812 per share, September 2005	(3,937,500)	(3,938)	(596,063)	-	-	(600,001)

Capital contribution	-	-	23,655	-	-	23,655

Net loss for the year ended December 31, 2005	-	-	-	(172,193)	-	(172,193)

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2010

 (CONTINUED)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2005	1,078,431	1,078	(211,589)	(577,822)	-	(788,333)

Granted 7,500 Class A warrants for services valued at $22,930, or approximately $3.0573 per warrant, with 5,000 warrants subject to vesting through June 2006, January 2006	-	-	7,643	-	-	7,643

Granted 65,000 Class A warrants for services valued at $198,627, or $3.0558 per warrant, with 25,000 warrants subject to vesting through January 2008, February 2006	-	-	122,232	-	-	122,232

Granted 40,000 Class B warrants for services valued at $43,008, or $1.0752 per warrant, February 2006	-	-	43,008	-	-	43,008

Issued 154,715 common stock shares for services valued at $547,145 and debt extension valued at $1,000,000, or approximately $10.00 per share, February through April 2006	154,715	155	1,546,990	-	-	1,547,145

Extended exercise period for 72,500 Class A warrants, that were previously granted for services, valued at $713,661, or $9.8436 per warrant, with 22,917 and 2,500 warrants subject to vesting through January 2008 and June 2006, respectively, April 2006	-	-	463,470	-	-	463,470

Extended exercise period for 40,000 Class B warrants, that were previously granted for services, valued at $347,792, or $8.6948 per warrant, April 2006	-	-	347,792	-	-	347,792

Granted 5,000 Class A warrants for services valued at $49,218, or $9.8436 per warrant, subject to vesting through December 2006, April 2006	-	-	-	-	-	-

Issued 3,572 common stock shares for services valued at $52,500, or approximately $14.6976 per share, subject to vesting through August 2008, May 2006	3,572	4	(4)	-	-	-

Granted 1,429 Class B warrants for services valued at $13,714, or approximately $9.5969 per warrant, subject to vesting through August 2008, May 2006	-	-	-	-	-	-

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2010

 (CONTINUED)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount
Issued 1,786 common stock shares for services valued at $42,500, or approximately $23.796 per share, June 2006	1,786	2	42,498	-	-	42,500

Issued 3,572 common stock shares for services valued at $99,500, or approximately $27.8555 per share, subject to vesting through June 2008, June 2006	3,572	3	(3)	-	-	-

Granted 1,429 Class B warrants for services valued at $27,976, or approximately $19.577 per warrant, subject to vesting through June 2008, June 2006	-	-	-	-	-	-

Issued 3,572 common stock shares for services valued at $62,500, or approximately $17.4972 per share, subject to vesting through June 2008, July 2006	3,572	4	(4)	-	-	-

Granted 1,429 Class B warrants for services valued at $15,616, or approximately $10.928 per warrant, subject to vesting through June 2008, July 2006	-	-	-	-	-	-

Issued 7,144 common stock shares for services valued at $120,000, or approximately $16.7973 per share, with 3,572 and 3,572 shares subject to vesting through June 2008 and July 2008, respectively, August 2006	7,144	7	(7)	-	-	-

Granted 2,858 Class B warrants for services valued at $29,918, or approximately $10.468 per warrant, with 1,429 and 1,429 warrants subject to vesting through June 2008 and July 2008, respectively, August 2006	-	-	-	-	-	-

Issued 3,572 common stock shares for services valued at $22,400 and debt extension valued at $33,600, or approximately $15.6774 per share, October and November 2006	3,572	4	55,996	-	-	56,000

Issued 5,715 common stock shares with an initial fair value of $89,600, or approximately $15.678 per share, to be repurchased for $9,500 cash, November 2006	5,715	6	89,594	-	(9,500)	80,100

Issued 4,358 common stock shares for debt financing valued at $30,502, or approximately $6.999 per share, November 2006	4,358	4	30,498	-	-	30,502

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2010

 (CONTINUED)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount
Issued 156 common stock shares for services valued at $2,309, or approximately $14.80 per share, December 2006	156	0	2,309	-	-	2,309

Capital contributions	-	-	17,278	-	-	17,278

Share-based payments vested during the year ended December 31, 2006	-	-	313,202	-	-	313,202

Net loss for the year ended December 31, 2006	-	-	-	(3,289,004)	-	(3,289,004)
BALANCE, December 31, 2006	1,266,593	1,267	2,870,903	(3,866,826)	(9,500)	(1,004,156)

Issued 1,880 common stock shares for services valued at $27,886, or approximately $14.833 per share, January 2007	1,880	2	27,884	-	-	27,886

Issued 17,858 common stock shares for services valued at $280,000, or approximately $15.67925 per share, February 2007	17,858	18	279,982	-	-	280,000

Issued 126 common stock shares for services valued at $1,499, or approximately $11.90 per share, February 2007	126	0	1,499	-	-	1,499

Issued 3,114 common stock shares for debt financing valued at $44,308 and services valued at $1,450, or approximately $14.6943 per share, March 2007	3,114	3	45,755	-	-	45,758

Issued 9,500 common stock shares for debt financing valued at $144,970, or $15.26 per share, April 2007	9,500	9	144,961	-	-	144,970

Issued 131 common stock shares for services valued at $1,826, or approximately $13.94 per share, April and May 2007	131	0	1,826	-	-	1,826

Issued 89 common stock shares for services valued at $498, or approximately $5.60 per share, June 2007	89	0	498	-	-	498

Issued 6,043 common stock shares for debt financing valued at $12,689, or approximately $2.099702 per share, July 2007	6,043	6	12,683	-	-	12,689

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2010

 (CONTINUED)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount
Capital contributions	-	-	29,546	-	-	29,546

Share-based payments vested during the year ended December 31, 2007	-	-	372,105	-	-	372,105

Termination of obligation to repurchase common stock related to unsuccessful financing transaction	-	-	-	-	9,500	9,500

Net loss for the year ended December 31, 2007	-	-	-	(1,225,424)	-	(1,225,424)
BALANCE, December 31, 2007	1,305,334	1,305	3,787,642	(5,092,250)	-	(1,303,303)

Rounding shares	10	0	(0)	-	-	-

Capital contribution recognized in disposition of LTU	-	-	937,747	-	-	937,747

Capital contributions	-	-	1,480	-	-	1,480

Share-based payments vested during the year ended December 31, 2008	-	-	125,743	-	-	125,743

Net loss for the year ended December 31, 2008	-	-	-	(30,832)	-	(30,832)
BALANCE, December 31, 2008	1,305,344	1,305	4,852,612	(5,123,082)	-	(269,165)

Net loss for the year ended December 31, 2009	-	-	-	(39,440)	-	(39,440)
BALANCE, December 31, 2009	1,305,344	1,305	4,852,612	(5,162,522)	-	(308,605)

Net income for the year ended December 31, 2010	-	-	-	15,711	-	15,711
BALANCE, December 31, 2010	1,305,344	$1,305	$4,852,612	$(5,146,811)	$-	$(292,894)

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period From Inception on May 6, 2003 Through December 31, 2010
	For the Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,711	$(39,440)	$(5,146,811)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	-	-	3,393
Expense costs related to unsuccessful financing transaction	-	-	31,900
Gain on settlement of debt	(36,407)	-	(286,489)
Imputed interest expense	-	-	42,377
Noncash expenses paid by a shareholder	-	-	6,900
Noncash expenses paid by issuance of common stock	-	-	1,346,919
Noncash services paid by issuance of common stock	-	-	1,239,726
Noncash services paid by grant of warrants	-	-	1,460,695
Net (increase) decrease in operating assets:
Current deferred tax asset	(8,850)	-	(8,850)
Net increase (decrease) in operating liabilities:
Accounts payable	5,376	6,414	344,515
Related party loans – accrued interest	7,699	5,523	100,667
Related party accrued interest	-	-	90,020
Net Cash Used by Operating Activities	(16,471)	(27,503)	(775,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash of LTU at disposal	-	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	-	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	16,471	27,503	723,733
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	-	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	16,471	27,503	1,081,376
NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$-	$-	$1,209,297
Liabilities settled by transferring patents of $34,637	$-	$-	$284,719
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - LipidViro Tech, Inc. (“the Company”) was organized under the laws of the State of California on October 19, 1954 as Anticline Uranium, Inc.  In October 2001, the Company changed its domicile to Nevada.  In January 2004, the Company changed its name to LipidViro Tech, Inc.

On June 24, 2003, Lipidviro Tech Inc. (“LTU”), a Utah corporation organized on May 6, 2003, acquired 95.9% of the outstanding stock of the Company pursuant to a Share Purchase Agreement.  The agreement called for LTU to pay $65,718 to former shareholders of the Company for 2,500,000 shares of the Company’s common stock wherein the Company became a 95.9%-owned subsidiary of LTU.  The acquisition closed June 24, 2003 and was accounted for as a purchase of the Company by LTU.  LTU recorded goodwill of $269,006 as a result of the acquisition.  The financial statements reflect the operations of the Company from June 24, 2003.

On January 14, 2004, the Company issued 4,909,375 shares of its common stock for all 9,818,750 outstanding shares of LTU’s common stock wherein LTU became a wholly-owned subsidiary of the Company in a transaction accounted for as a downstream merger.  Accordingly, the equity transactions have given effect for the recapitalization of LTU and the financial statements reflect the operations of LTU from its inception through its disposal on September 30, 2008, having failed to generate any revenues from its research in treating viral and bacterial infections.

The Company has no significant operations and is considered a development stage company.  The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2010, the Company had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – SETTLEMENT OF DEBT

In November and December 2010, the Company settled accounts payable totaling $36,907 through shareholder payments totaling $500, resulting in a $36,407 gain on settlement of debt.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payables Subject to Indemnification – As part of the disposition of LTU, Benedente Holdings, LLC (“Benedente”) indemnified the Company against the Company’s accounts payable that existed on March 31, 2008. However, Benedente’s majority shareholder and manager filed for bankruptcy and Benedente has no further obligation regarding the accounts payable.  Therefore, the accounts payable previously subject to indemnification have been reclassified for all periods presented as accounts payable.

Related Party Loans – During the years ended December 31, 2010 and 2009, respectively, shareholders or entities controlled by them loaned $16,471 and $27,503 to the Company.  At December 31, 2010 and 2009, respectively, the Company owed a total of $106,709 and $82,539 to related parties, which accrues interest at 8% per annum and is due on demand.  During the years ended December 31, 2010 and 2009, respectively, the Company accrued interest expense on related party loans totaling $7,699 and $5,523.

Stock Issuances – In July 2007, the Company issued 6,043 shares of common stock valued at $12,689, or approximately $2.099702 per share, to entice additional shareholder loans.

In April 2007, the Company issued a total of 9,500 shares of common stock valued at $144,970, or $15.26 per share, to entice additional shareholder loans.

In March 2007, the Company issued 3,015 shares of common stock valued at $44,308, or approximately $14.696 per share, to entice additional shareholder loans.

In January 2007, the Company issued 1,786 shares of common stock valued at $26,500, or approximately $14.8376 per share, for consulting services.

In November 2006, the Company issued 4,358 shares of common stock valued at $30,502, or approximately $6.999 per share, to entice additional shareholder loans.

In April 2006, the Company issued 100,000 shares of common stock valued at $1,000,000, or $10.00 per share, to extend loans then outstanding.

Stock Repurchase – In September 2005, the Company repurchased and cancelled 3,937,500 shares of common stock for cash of $1, which was paid by a shareholder, and a $600,000 note payable, or approximately $0.1523812 per share.

Management Compensation – The Company has paid no cash compensation to any officer or director of the Company.  However, in February 2006, the Company granted 25,000 Class A warrants to a former officer of the Company for services valued at $76,395, or $3.0558 per warrant.  The warrants vested as services were rendered through January 2008.  In June 2003, the Company issued 1,875 shares of common stock to a former officer of the Company for services rendered valued at $113, or $0.06 per share.  In May 2003, the Company issued 12,500 shares of common stock to a former officer of the Company as payment of organization costs of $750, or $0.06 per share.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – COMMON STOCK, OPTIONS, AND WARRANTS

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

Warrant Expiration – All of the Company’s warrants expired unexercised on June 30, 2008.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – COMMON STOCK, OPTIONS, AND WARRANTS [Continued]

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

NOTE 6 – INCOME TAXES

At December 31, 2010, the Company has a net operating loss carryover of approximately $139,000 available to offset future federal taxable income and expiring in 2028 and 2029.  If there are future substantial changes in the Company’s ownership, there may be limitations on the amount of net operating loss carryovers that can be utilized.  During 2010, the Company had a gain on settlement of debt, which resulted in taxable income of $6,861.  The Company utilized net operating loss carryovers to offset the taxable income.  The Company estimates that in 2011 settlement of debt will result in taxable income of approximately $59,000 and has recorded a current deferred tax asset of $8,850 for the tax benefit estimated for next year.  However, the Company has not yet generated any revenues and management believes that there is less than a 50% chance that the remaining tax assets will be utilized; therefore, the Company has established a valuation allowance to offset the remaining net deferred tax assets.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES [Continued]

The income tax provision consists of the following components:

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2010
	2010	2009
Current income tax expense (benefit)	$-	$-	$-
Benefit of net operating loss carryovers	1,029	-	1,029
Change in beginning valuation allowance	(9,879)	-	(9,879)
Other deferred income tax expense (benefit)	-	-	-
Net income tax expense (benefit) from continuing operations	$(8,850)	$-	$(8,850)

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2010
	2010	2009
Income (loss) before income tax provision	$6,861	$(39,440)	$(2,948,082)
Expected combined federal and state income tax rate	15.0%	15.0%	15.0%
Expected income tax expense (benefit) at statutory rates	1,029	(5,916)	(442,212)
Tax effect of:
Non-deductible expenses	-	4,505	421,425
Change in valuation allowance	(9,879)	1,411	11,937
Net income tax expense (benefit)	$(8,850)	$-	$(8,850)

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryovers	$20,787	$21,816
Total deferred tax assets	$20,787	$21,816

Deferred tax liabilities	$-	$-
Total deferred tax liabilities	$-	$-

Total deferred tax assets	$20,787	$21,816
Total deferred tax liabilities	-	-
Valuation allowance	(11,937)	(21,816)
Net deferred tax asset (liability)	$8,850	$-

LIPIDVIRO TECH, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES [Continued]

These amounts have been presented in the financial statements as follows:

	December 31, 2010	December 31, 2009
Current deferred tax asset (liability)	$8,850	$-
Non-current deferred tax asset (liability)	-	-
	$8,850	$-

NOTE 7 – SUBSEQUENT EVENT

In January and February 2011, shareholders or entities controlled by them loaned an additional $13,530 to the Company.

In February 2011, the Company settled accounts payable totaling $95,401 through shareholder payments totaling $10,000.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no additional events to disclose.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2010 fiscal year.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Thomas J. Howells	President	5/6/2009	*
	Director	5/6/2009	*
Shelley Goff	Treasurer	6/1/2009	*
	Director	6/1/2009	*

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

Background and Business Experience

Mr. Howells is 38 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc. for 12 years.  Mr. Howells is also the Secretary/Treasurer and a director of Jenson Services.

Shelley Goff is 50 years of age.  She graduated from the University of Utah in 1992 with a B.S. in Finance. Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for EDGAR filing with the Securities and Exchange Commission for public companies.

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

Involvement in Other Public Companies

Except as indicated under the caption “Previous Blank Check or Shell Company Experience,” none of the Company's officer or directors has been a director of any other public companies.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Section 16(a) Beneficial Ownership Reporting Compliance

The common shares of the Company are registered under the Securities and Exchange Act of 1934 and therefore the officers, directors and holders of more than 10% of the Company’s outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to the Company during the fiscal years ended December 31, 2010, 2009 and 2008, the following were filed timely:

Name	Type	Filed
Thomas Howells	Form 3	January 31, 2008
Thomas Howells	Schedule 13d	February 6, 2008
Mark Sanson	Schedule 13d	February 6, 2008
Kelly Trimble	Schedule 13d	February 6, 2008
Travis Jenson	Schedule 13d	February 6, 2008
Shelley Goff	Form 3	June 8, 2009

Code of Ethics

The Company adopted a Code of Ethics for its principal executive and financial officers.  The Company’s code of ethics was filed as an exhibit to its Annual Report on Form 10-KSB for the calendar year ended December 31, 2003.

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

During the calendar year ended December 31, 2010, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas J. Howells, President	12/31/10	0	0	0	0	0	0	0	0
	12/31/09	0	0	0	0	0	0	0	0
	12/31/08	0	0	0	0	0	0	0	0
Shelley Goff, Treasurer	12/31/10	0	0	0	0	0	0	0	0
	12/31/09	0	0	0	0	0	0	0	0
	12/31/08	0	0	0	0	0	0	0	0
Kenneth P. Hamick, Former President and CEO*	12/31/09	0	0	0	0	0	0	0	0
	12/31/08	0	0	0	0	0	0	0	0

•

Mr. Hamick resigned these positions in May, 2009.

Grants of Plan-Based Awards.

During the calendar year ended December 31, 2010, there were no grants made to any executive officer under any plan, including awards that subsequently have been transferred.

Outstanding Equity Awards at Fiscal Year-End

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
None	None	None	None

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

Option Exercises and Stock Vested

Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
Thomas J. Howells, President	0	0	0	0
Shelley Goff, Treasurer	0	0	0	0

Pension Benefits

The Company has no plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company has no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-in-Control

There are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to any executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of such executive officer, or a change in control of the Company or a change in the executive officer’s responsibilities.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2010.

Compensation Committee Interlocks and Insider Participation

None; not applicable.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to the Company to be the beneficial owner of more than five percent (5%) of any of the Company’s voting securities as of March 14, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,305,344 shares of common stock outstanding at that date.

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
	4685 S. Highland Dr. Suite 202
	Salt Lake City, Utah 84117

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of March 14, 2011:

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

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

During the years ended December 31, 2010, and 2009, respectively, shareholders or entities controlled by them loaned $16,471 and $27,503 to the Company.  At December 31, 2010, and 2009, respectively, the Company owed a total of $106,709 and $82,539 to related parties, which accrues interest at 8% per annum and is due on demand. During the years ended December 31, 2010, and 2009, respectively, the Company accrued interest expense on related party loans totaling $7,699 and $5,523.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$9162	$10,789
Audit-related Fees	$0	$0
Tax Fees	$350	$4,207
All Other Fees	$0	$0
Total Fees	$9512	$14,996

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2010, contained in Item 8 above which are incorporated herein by this reference.

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

***  Attached to our 10KSB Annual Report for the year ended December 31, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIPIDVIRO TECH, INC.

Date:	March 23, 2011	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 23, 2011	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Date:	March 23, 2011	By:	/s/Shelley Goff
Shelley Goff
Treasurer and Director