Form 10-K
period 2011-12-31
LIPIDVIRO TECH INC
filed 2012-03-06
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2011

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]   No [  ]

As of February 29, 2012, the Issuer had 1,305,344 shares of common stock outstanding.

Documents incorporated by reference: See Item 15.

PART I

FORWARD-LOOKING STATEMENTS

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

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in LipidViro.

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

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2010, through December 31, 2011.

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

ITEM 2:  PROPERTIES

We own no real estate and do not lease office space for management and administrative functions.  All administrative functions are conducted from offices of Jenson Services and Thomas J. Howells, our CEO and President.  We have not had a need to rent office space and have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from Mr. Howells’ offices during calendar year 2012.  There is no expense to us for the use of these offices.

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

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2010 and 2011.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC,” formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2010 through March 31, 2010	$0.085	$0.08

April 1, 2010 through June 30, 2010	$0.085	$0.08

July 1, 2010 through September 30, 2010	$0.08	$0.08

October 1, 2010 through December 31, 2010	$0.08	$0.08

January 1, 2011 through March 31, 2011	$0.25	$0.08

April 1, 2011 through June 30, 2011	$0.25	$0.20

July 1, 2011 through September 30, 2011	$0.25	$0.20

October 1, 2011 through December 31, 2011	$0.25	$0.25

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

Recent Sales of Unregistered Securities

During the calendar year ended December 31, 2011, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2011, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2011 through October 31, 2011	None
Month #2 November 1, 2011 through November 30, 2011	None
Month #3 December 1, 2011 through December 31, 2011	None
Total

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect LipidViro’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including the expenses associated with Ms. Goff’s services as outlined above, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in the State of Nevada.  We anticipate that these funds will be provided to us in the form of loans from Jenson Services, of which our President, Thomas J. Howells, is the Secretary/Treasurer and a director.  There are no written agreements requiring Jenson Services to provide these cash resources; and to the extent funds are provided, such funds will bear interest of 8% and will be due on demand.  As of the date of this Annual Report, we have not actively begun to seek any business or acquisition candidate.

Results of Operations

The Company had neither material operations nor any revenue during the calendar years ended December 31, 2011, or 2010.   Total operating expenses during these periods were $23,307, and $21,847, respectively, of which $20,632, and $21,636, respectively were professional fees.   In February 2011, the Company settled accounts payable totaling $95,401 through shareholder payments totaling $10,000, resulting in a $85,401 gain on settlement of debt.  In November and December, 2010, the Company settled accounts payable totaling $36,907 through shareholder payments totaling $500, resulting in a $36,407 gain on settlement of debt.  During our 2011 fiscal year, we incurred $10,555 in related party interest expense, for total pre-tax income of $51,539 during the year then ended.  After provision of ($8,850) in income tax expenses, net income in 2011 was $42,689, or $0.03 per share.  During our 2010 fiscal year, we paid related party interest expense of $7,699, for a net income of $15,711, or $0.01 per share.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIPIDVIRO TECH, INC.

(A Development Stage Company)

DECEMBER 31, 2011 AND 2010 FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	13

Balance Sheets, December 31, 2011 and 2010	14

Statements of Operations, For the Years Ended December 31, 2011 and 2010 and For the Period From Inception On May 6, 2003 Through December 31, 2011	15

Statement of Stockholders’ Equity (Deficit), For the Period From Inception On May 6, 2003 Through December 31, 2011	16– 20

Statements of Cash Flows, For the Years Ended December 31, 2011 and 2010 and For the Period From Inception On May 6, 2003 Through December 31, 2011	21

Notes to the Financial Statements	22 – 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LipidViro Tech, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of LipidViro Tech, Inc. [a development stage company] as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from inception on May 6, 2003 through December 31, 2011. LipidViro Tech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LipidViro Tech, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from inception on May 6, 2003 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 6, 2012

LIPIDVIRO TECH, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Current Deferred Tax Asset	$-	$8,850
Total Current Assets	-	8,850
TOTAL ASSETS	$-	$8,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$103,654	$195,035
Related party loans	146,551	106,709
Total Current Liabilities	250,205	301,744

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value, 150,000,000 shares authorized, 1,305,344 shares issued and outstanding	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,104,122)	(5,146,811)
Total Stockholders’ Equity (Deficit)	(250,205)	(292,894)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$8,850

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2011
	2011	2010
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	564,269
Employee compensation	-	-	322,598
Professional fees	20,632	21,636	437,352
Other general and administrative	2,675	211	104,343
Total Operating Expenses	23,307	21,847	1,428,562
OPERATING LOSS	(23,307)	(21,847)	(1,428,562)

OTHER INCOME (EXPENSE):
Gain on settlement of debt	85,401	36,407	121,808
Related party interest expense	(10,555)	(7,699)	(1,589,789)
Total Other Income (Expense)	74,846	28,708	(1,467,981)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	51,539	6,861	(2,896,543)

PROVISION FOR INCOME TAX BENEFIT	(8,850)	8,850	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	42,689	15,711	(2,896,543)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued research business	-	-	(2,207,579)
Income tax expense	-	-	-
LOSS FROM DISCONTINUED OPERATIONS	-	-	(2,207,579)
NET INCOME (LOSS)	$42,689	$15,711	$(5,104,122)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.03	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,305,344

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2011

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2011

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2011

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2011

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

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2011

 (CONTINUED)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount
Capital contributions	-	-	29,546	-	-	29,546

Share-based payments vested during the year ended December 31, 2007	-	-	372,105	-	-	372,105

Termination of obligation to repurchase common stock related to unsuccessful financing transaction	-	-	-	-	9,500	9,500

Net loss for the year ended December 31, 2007	-	-	-	(1,225,424)	-	(1,225,424)
BALANCE, December 31, 2007	1,305,334	1,305	3,787,642	(5,092,250)	-	(1,303,303)

Rounding shares	10	-	-	-	-	-

Capital contribution recognized in disposition of LTU	-	-	937,747	-	-	937,747

Capital contributions	-	-	1,480	-	-	1,480

Share-based payments vested during the year ended December 31, 2008	-	-	125,743	-	-	125,743

Net loss for the year ended December 31, 2008	-	-	-	(30,832)	-	(30,832)
BALANCE, December 31, 2008	1,305,344	1,305	4,852,612	(5,123,082)	-	(269,165)

Net loss for the year ended December 31, 2009	-	-	-	(39,440)	-	(39,440)
BALANCE, December 31, 2009	1,305,344	1,305	4,852,612	(5,162,522)	-	(308,605)

Net income for the year ended December 31, 2010	-	-	-	15,711	-	15,711
BALANCE, December 31, 2010	1,305,344	1,305	4,852,612	(5,146,811)	-	(292,894)

Net income for the year ended December 31, 2011	-	-	-	42,689	-	42,689

BALANCE, December 31, 2011	1,305,344	$1,305	$4,852,612	$(5,104,122)	$-	$(250,205)

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period From Inception on May 6, 2003 Through December 31, 2011
	For the Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,689	$15,711	$(5,104,122)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on settlement of debt	(85,401)	(36,407)	(371,890)
Noncash expenses	-	-	4,131,910
Decrease in current deferred tax asset	8,850	(8,850)	-
Increase (decrease) in accounts payable	(5,980)	5,376	338,535
Increase in related party accrued interest	10,555	7,699	201,242
Net Cash Used by Operating Activities	(29,287)	(16,471)	(804,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash of LTU at disposal	-	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	-	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	29,287	16,471	753,020
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	-	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	29,287	16,471	1,110,663
NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$-	$-	$1,209,297
Liabilities settled by transferring patents of $34,637	$-	$-	$284,719
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

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

Income Taxes- The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes” [See Note 5].

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007.  As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there in uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011, and 2010.  All tax years starting with 2008 are open for examination.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2011, the Company had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

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

Related Party Loans – During the years ended December 31, 2011 and 2010, respectively, shareholders or entities controlled by them loaned $29,287 and $16,471 to the Company.  At December 31, 2011 and 2010, respectively, the Company owed a total of $146,551 and $106,709 to related parties, which accrues interest at 8% per annum and is due on demand.  During the years ended December 31, 2011 and 2010, respectively, the Company accrued interest expense on related party loans totaling $10,555 and $7,699.

In February 2011, the Company settled accounts payable totaling $95,401 through shareholder payments totaling $10,000, resulting in a gain of $85,401.

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

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS [Continued]

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

NOTE 4 – COMMON STOCK, OPTIONS, AND WARRANTS

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

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – COMMON STOCK, OPTIONS, AND WARRANTS [Continued]

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

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – COMMON STOCK, OPTIONS, AND WARRANTS [Continued]

In February 2006, the Company granted 40,000 Class B warrants to a consultant for services valued at $43,008, or $1.0752 per warrant.  The warrants vested immediately.

NOTE 5 – INCOME TAXES

At December 31, 2011, the Company has a net operating loss carryover of approximately $87,000 available to offset future federal taxable income and expiring in 2029.  If there are future substantial changes in the Company’s ownership, there may be limitations on the amount of net operating loss carryovers that can be utilized.  During 2011, the Company had a gain on settlement of debt, which resulted in taxable income of approximately $52,000.  The Company utilized net operating loss carryovers to offset the taxable income.  However, the Company has not yet generated any revenues and management believes that there is less than a 50% chance that the remaining tax assets will be utilized; therefore, the Company has established a valuation allowance to offset the remaining net deferred tax assets.

The income tax provision consists of the following components:

	For the Years Ended December 31,
	2011	2010
Current income tax expense (benefit)	$-	$-
Benefit of net operating loss carryovers	7,731	1,029
Change in beginning valuation allowance	1,119	(9,879)
Other deferred income tax expense (benefit)	-	-
Net income tax expense (benefit) from continuing operations	$8,850	$(8,850)

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the Years Ended December 31,
	2011	2010
Income (loss) before income tax provision	$51,539	$6,861
Expected combined federal and state income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rates	7,731	1,029
Tax effect of:
Non-deductible expenses	-	-
Change in valuation allowance	1,119	(9,879)
Net income tax expense (benefit)	$8,850	$(8,850)

LIPIDVIRO TECH, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES [Continued]

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryovers	$13,056	$20,787
Total deferred tax assets	$13,056	$20,787

Deferred tax liabilities	$-	$-
Total deferred tax liabilities	$-	$-

Total deferred tax assets	$13,056	$20,787
Total deferred tax liabilities	-	-
Valuation allowance	(13,056)	(11,937)
Net deferred tax asset (liability)	$-	$8,850

These amounts have been presented in the financial statements as follows:

	December 31, 2011	December 31, 2010
Current deferred tax asset (liability)	$-	$8,850
Non-current deferred tax asset (liability)	-	-
	$-	$8,850

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in computing earnings (loss) per share:

	For the Years Ended December 31,
	2011	2010
Earnings (loss) from continuing operations applicable to common stockholders (numerator)	$42,689	$15,711
Weighted average number of common shares outstanding used in earnings (loss) per share during the period (denominator)	1,305,344	1,305,344

Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

NOTE 7 – SUBSEQUENT EVENTS

In January and February 2012, shareholders or entities controlled by them loaned an additional $462 to the Company.

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

The Company’s management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2011 fiscal year.

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

Background and Business Experience

Mr. Howells is 39 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc. for 13 years.  Mr. Howells is also the Secretary/Treasurer and a director of Jenson Services.

Shelley Goff is 51 years of age.  She graduated from the University of Utah in 1992 with a Bachelor’s degree in Finance.  Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for EDGAR filing with the Securities and Exchange Commission for public companies.

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

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below.

Section 16(a) Beneficial Ownership Reporting Compliance

The common shares of the Company are registered under the Securities and Exchange Act of 1934 and therefore the officers, directors and holders of more than 10% of the Company’s outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to the Company during the fiscal years ended December 31, 2011, 2010, 2009 and 2008, the following were filed timely:

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

During the calendar year ended December 31, 2011, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas J. Howells, President	12/31/11	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0
	12/31/09	0	0	0	0	0	0	0	0
Shelley Goff, Treasurer	12/31/11	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0
	12/31/09	0	0	0	0	0	0	0	0
Kenneth P. Hamick, Former President and CEO*	12/31/09	0	0	0	0	0	0	0	0

•

Mr. Hamick resigned these positions in May, 2009.

Grants of Plan-Based Awards.

During the calendar year ended December 31, 2011, there were no grants made to any executive officer under any plan, including awards that subsequently have been transferred.

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

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2011.

Compensation Committee Interlocks and Insider Participation

None; not applicable.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to the Company to be the beneficial owner of more than five percent (5%) of any of the Company’s voting securities as of February 29, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,305,344 shares of common stock outstanding at that date.

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
	4685 S. Highland Dr. Suite 202
	Salt Lake City, Utah 84117

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of February 29, 2012:

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

During the years ended December 31, 2011 and 2010, respectively, shareholders or entities controlled by them loaned $29,287 and $16,471 to the Company.  At December 31, 2011 and 2010, respectively, the Company owed a total of $146,551 and $106,709 to related parties, which accrues interest at 8% per annum and is due on demand. During the years ended December 31, 2011 and 2010, respectively, the Company accrued interest expense on related party loans totaling $10,555 and $7,699.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$9,481	$9,162
Audit-related Fees	$0	$0
Tax Fees	$350	$350
All Other Fees	$0	$0
Total Fees	$9,831	$9,512

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2011, contained in Item 8 above which are incorporated herein by this reference.

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

3.2	By-laws of Anticline--Nevada, the survivor in the merger**
14	Code of Ethics***
31.1	302 Certification of Thomas J. Howells
31.2	302 Certification of Shelley Goff
32	906 Certification
101.INS	XBRL Instance Document****
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****
101.SCH	XBRL Taxonomy Extension Schema Document****

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

****Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIPIDVIRO TECH, INC.

Date:	March 6, 2012	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2012	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Date:	March 6, 2012	By:	/s/Shelley Goff
Shelley Goff
Treasurer and Director