Form 10-Q
period 2012-09-30
LIPIDVIRO TECH INC
filed 2012-10-10
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  October 2, 2012 - 1,305,344 shares of common stock.

PART I

Item 1.  Financial Statements

The financial statements of LipidViro Tech, Inc., a Nevada corporation (the “Company,” “we,” “our” or “us”), required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

SEPTEMBER 30, 2012 UNAUDITED CONDENSED FINANCIAL STATEMENTS

LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$ 108,704	$ 103,654
Related Party loans	168,429	146,551
Total Current Liabilities	277,133	250,205

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized, 1,305,344 shares issued and outstanding	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,131,050)	(5,104,122)
Total Stockholders' Equity (Deficit)	(277,133)	(250,205)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					For the Period From
	For the Three-Month Periods Ended		For the Nine-Month Periods Ended		Inception on May 6,
	September 30,		September 30,		2003 through
	2012	2011	2012	2011	September 30, 2012

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES:
Consulting	-	-	-	-	564,269
Employee compensation	-	-	-	-	322,598
Professional fees	2,571	2,941	14,428	17,596	451,780
Other general and administrative	1,675	1,000	3,410	1,650	107,753
Total Operating Expenses	4,246	3,941	17,838	19,246	1,446,400
OPERATING LOSS	(4,246)	(3,941)	(17,838)	(19,246)	(1,446,400)

OTHER INCOME (EXPENSE):
Gain on settlement of debt	-	-	-	85,401	121,808
Related party interest expense	(3,135)	(2,769)	(9,090)	(7,658)	(1,598,879)
Total Other Income (Expense)	(3,135)	(2,769)	(9,090)	77,743	(1,477,071)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(7,381)	(6,710)	(26,928)	58,497	(2,923,471)

PROVISION FOR INCOME TAXES	-	-	-	(8,850)	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,381)	(6,710)	(26,928)	49,647	`(2,923,471)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued research business	-	-	-	-	(2,207,579)
Income tax expense	-	-	-	-	-
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(2,207,579)
NET INCOME (LOSS)	$ (7,381)	$ (6,710)	$ (26,928)	$ 49,647	$ (5,131,050)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.01)	$ (0.02)	$ 0.04
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,305,344	1,305,344	1,305,344

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine-Month Periods Ended September 30,		For the Period From Inception on May 6, 2003 Through
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$ (26,928)	$ 49,647	$ (5,131,050)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on extinguishment of debt	-	(85,401)	(371,890)
Noncash expenses	-	-	4,131,910
Decrease in current deferred tax asset	-	8,850	-
Increase (decrease) in accounts payable	5,050	(7,130)	343,585
Increase in related party accrued interest	9,090	7,658	210,332
Net Cash Used by Operating Activities	(12,788)	(26,376)	(817,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash of LTU at disposal	-	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	-	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	12,788	26,376	765,808
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	-	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	12,788	26,376	1,123,451
NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment,$290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$ -	$ -	$ 1,209,297
Liabilities settled by transferring patents of $34,637	$ -	$ -	$ 284,719
Definite-life intangible asset fees accrued in accounts payable	$ -	$ -	$ 1,005
Deferred financing costs paid through issuance of common stock	$ -	$ -	$ 31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$ -	$ -	$ 600,001
Common stock issued to purchase minority interest	$ -	$ -	$ 21,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and 2011 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Management suggests these condensed financial statements be read in conjunction with the December 31, 2011 audited financial statements and notes thereto included in the Company’s Form 10-K.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2012, the Company had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Loans – During the nine-month period ended September 30, 2012, shareholders or entities controlled by them loaned $12,788 to the Company.  During the nine-month periods ended September 30, 2012 and 2011, respectively, the Company accrued interest expense on related party loans totaling $9,090 and $7,658.

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

Results of Operations

During the quarterly period ended September 30, 2012, we received no revenue and incurred operating expenses of $4,246, of which $2,571 was professional fees and $1,675 was general and administrative expense.  We accrued $3,135 in related party interest expense during the quarter, for a loss from continuing operations before income taxes of $7,381.  After provision for income taxes of $0, net loss for the quarterly period totaled $7,381, or $0.01 per share.  During the quarter ended September 30, 2011, we had a net loss of $6,710, or $0.01 per share.

For the nine months ended September 30, 2012, we received no revenue and incurred operating expenses of $17,838, of which $14,428 was professional fees and $3,410 was general and administrative expense.  We accrued $9,090 in related party interest expense during the period, for a loss from continuing operations before income taxes of $26,928.  After provision for income taxes of $0, net loss for the nine month period totaled $26,928, or $0.02 per share.  During the nine months ended September 30, 2011, we had a net income of $49,647, or $0.04 per share.

Liquidity and Capital Resources

As of September 30, 2012, we had no cash on hand.  During the nine months ended September 30, 2012, we received related party loans of $12,788 to pay our expenses, and at September 30, 2012, we owed a total of $168,429 to related parties, all of which accrues interest at 8% per annum and is due on demand.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, as well as associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in the state of Nevada.  We anticipate that these funds will be provided to us in the form of loans from Jenson Services, of which our President, Thomas J. Howells, is the Secretary/Treasurer and a director.  There are no written agreements requiring Jenson Services to provide these cash resources; and to the extent funds are provided, such funds will bear interest of 8% and will be due on demand.  As of the date of this Quarterly Report, we have not actively begun to seek any business or acquisition candidate.

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

Based on that evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and principal financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIPIDVIRO TECH, INC.

Date:	October 10, 2012	By:	/s/Thomas J. Howells
Thomas J. Howells, President, Chief Executive Officer and Director

Date:	October 10, 2012	By:	/s/Shelley Goff
Shelley Goff, Treasurer and Director