Form 10-K
period 2012-12-31
LIPIDVIRO TECH INC
filed 2013-03-13
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2012

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]   No [  ]

As of January 28, 2013, the Issuer had 1,305,344 shares of common stock outstanding.

Documents incorporated by reference: See Item 15.

PART I

FORWARD-LOOKING STATEMENTS

In this Annual Report, references to “LipidViro Tech, Inc.,” “LipidViro,” the “Company,” the “Registrant,” “we,” “us,” “our” and words of similar import refer to LipidViro Tech, Inc., a Nevada corporation.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2011, through December 31, 2012.

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

ITEM 2:  PROPERTIES

We own no real estate and do not lease office space for management and administrative functions.  All administrative functions are conducted from offices of Jenson Services and Thomas J. Howells, our CEO and President.  We have not had a need to rent office space and have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from Mr. Howells’ offices during calendar year 2013.  There is no expense to us for the use of these offices.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2011 and 2012.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC,” formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2011 through March 31, 2011	$0.25	$0.08

April 1, 2011 through June 30, 2011	$0.25	$0.20

July 1, 2011 through September 30, 2011	$0.25	$0.20

October 1, 2011 through December 31, 2011	$0.25	$0.25

January 1, 2012 through March 31, 2012	$0.25	$0.25

April 1, 2012 through June 30, 2012	$0.35	$0.25

July 1, 2012 through September 30, 2012	$0.35	$0.30

October 1, 2012 through December 31, 2012	$0.30	$0.20

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

Recent Sales of Unregistered Securities

During the calendar year ended December 31, 2012, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2012, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 October 1, 2012 through October 31, 2012	None
Month #2 November 1, 2012 through November 30, 2012	None
Month #3 December 1, 2012 through December 31, 2012	None
Total

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect LipidViro’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

Results of Operations

The Company had neither material operations nor any revenue during the calendar years ended December 31, 2012, or 2011.  Total operating expenses during these periods were $20,585, and $23,307, respectively, of which $17,175, and $20,632, respectively were professional fees.  In February 2011, the Company settled accounts payable totaling $95,401 through shareholder payments totaling $10,000, resulting in a $85,401 gain on settlement of debt.  During our 2012 fiscal year, we paid related party interest expense of $12,740, for a net loss of $33,325, or $0.03 per share.  During our 2011 fiscal year, we incurred $10,555 in related party interest expense, for total pre-tax income of $51,539 during the year then ended.  After provision of ($8,850) in income tax expenses, net income in 2011 was $42,689, or $0.03 per share

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIPIDVIRO TECH, INC.

(A Development Stage Company)

DECEMBER 31, 2012 AND 2011 FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	14

Balance Sheets, December 31, 2012 and 2011	15

Statements of Operations, For the Years Ended December 31, 2012 and 2011 and For the Period From Inception On May 6, 2003 Through December 31, 2012	16

Statement of Stockholders’ Equity (Deficit), For the Period From Inception On May 6, 2003 Through December 31, 2012	17– 21

Statements of Cash Flows, For the Years Ended December 31, 2012 and 2011 and For the Period From Inception On May 6, 2003 Through December 31, 2012	22

Notes to the Financial Statements	23 – 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LIPIDVIRO TECH, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheets of LipidViro Tech, Inc. [a development stage company] as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception on May 6, 2003 through December 31, 2012. LipidViro Tech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LipidViro Tech, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception on May 6, 2003 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 13, 2013

LIPIDVIRO TECH, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$ 109,549	$ 103,654
Related Party loans	173,981	146,551
Total Current Liabilities	283,530	250,205

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 150,000,000 shares
authorized, 1,305,344 shares issued and outstanding	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,137,447)	(5,104,122)
Total Stockholders' Equity (Deficit)	(283,530)	(250,205)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period From Inception on May 6, 2003 Through December 31, 2012
	2012	2011
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	564,269
Employee compensation	-	-	322,598
Professional fees	17,175	20,632	454,527
Other general and administrative	3,410	2,675	107,753
Total Operating Expenses	20,585	23,307	1,449,147
OPERATING LOSS	(20,585)	(23,307)	(1,449,147)

OTHER INCOME (EXPENSE):
Gain on settlement of debt	-	85,401	121,808
Related party interest expense	(12,740)	(10,555)	(1,602,529)
Total Other Income (Expense)	(12,740)	74,846	(1,480,721)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(33,325)	51,539	(2,929,868)

PROVISION FOR INCOME TAX BENEFIT	-	(8,850)	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	(33,325)	42,689	(2,929,868)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued research business	-	-	(2,207,579)
Income tax expense	-	-	-
LOSS FROM DISCONTINUED OPERATIONS	-	-	(2,207,579)
NET INCOME (LOSS)	$(33,325)	$42,689	$(5,137,447)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.03)	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,305,344

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2012

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2012

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2012

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

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2012

 (CONTINUED)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount
Issued 156 common stock shares for services valued at $2,309, or approximately $14.80 per share, December 2006	156	-	2,309	-	-	2,309

Capital contributions	-	-	17,278	-	-	17,278

Share-based payments vested during the year ended December 31, 2006	-	-	313,202	-	-	313,202

Net loss for the year ended December 31, 2006	-	-	-	(3,289,004)	-	(3,289,004)
BALANCE, December 31, 2006	1,266,593	1,267	2,870,903	(3,866,826)	(9,500)	(1,004,156)

Issued 1,880 common stock shares for services valued at $27,886, or approximately $14.833 per share, January 2007	1,880	2	27,884	-	-	27,886

Issued 17,858 common stock shares for services valued at $280,000, or approximately $15.67925 per share, February 2007	17,858	18	279,982	-	-	280,000

Issued 126 common stock shares for services valued at $1,499, or approximately $11.90 per share, February 2007	126	-	1,499	-	-	1,499

Issued 3,114 common stock shares for debt financing valued at $44,308 and services valued at $1,450, or approximately $14.6943 per share, March 2007	3,114	3	45,755	-	-	45,758

Issued 9,500 common stock shares for debt financing valued at $144,970, or $15.26 per share, April 2007	9,500	9	144,961	-	-	144,970

Issued 131 common stock shares for services valued at $1,826, or approximately $13.94 per share, April and May 2007	131	-	1,826	-	-	1,826

Issued 89 common stock shares for services valued at $498, or approximately $5.60 per share, June 2007	89	-	498	-	-	498

Issued 6,043 common stock shares for debt financing valued at $12,689, or approximately $2.099702 per share, July 2007	6,043	6	12,683	-	-	12,689

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2012

 (CONTINUED)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount
Capital contributions	-	-	29,546	-	-	29,546

Share-based payments vested during the year ended December 31, 2007	-	-	372,105	-	-	372,105

Termination of obligation to repurchase common stock related to unsuccessful financing transaction	-	-	-	-	9,500	9,500

Net loss for the year ended December 31, 2007	-	-	-	(1,225,424)	-	(1,225,424)
BALANCE, December 31, 2007	1,305,334	1,305	3,787,642	(5,092,250)	-	(1,303,303)

Rounding shares	10	-	-	-	-	-

Capital contribution recognized in disposition of LTU	-	-	937,747	-	-	937,747

Capital contributions	-	-	1,480	-	-	1,480

Share-based payments vested during the year ended December 31, 2008	-	-	125,743	-	-	125,743

Net loss for the year ended December 31, 2008	-	-	-	(30,832)	-	(30,832)
BALANCE, December 31, 2008	1,305,344	1,305	4,852,612	(5,123,082)	-	(269,165)

Net loss for the year ended December 31, 2009	-	-	-	(39,440)	-	(39,440)
BALANCE, December 31, 2009	1,305,344	1,305	4,852,612	(5,162,522)	-	(308,605)

Net income for the year ended December 31, 2010	-	-	-	15,711	-	15,711
BALANCE, December 31, 2010	1,305,344	1,305	4,852,612	(5,146,811)	-	(292,894)

Net income for the year ended December 31, 2011	-	-	-	42,689	-	42,689

BALANCE, December 31, 2011	1,305,344	1,305	4,852,612	(5,104,122)	-	(250,205)

Net loss for the year ended December 31, 2012	-	$-	$-	$(33,325)	$-	$(33,325)

BALANCE, December 31, 2012	1,305,344	$1,305	$4,852,612	$(5,137,447)	$-	$(283,530)

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period From Inception on May 6, 2003 Through December 31, 2012
	For the Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,325)	$42,689	$(5,137,447)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on settlement of debt	-	(85,401)	(371,890)
Noncash expenses	-	-	4,131,910
Decrease in current deferred tax asset	-	8,850	-
Increase (decrease) in accounts payable	5,895	(5,980)	344,430
Increase in related party accrued interest	12,740	10,555	213,982
Net Cash Used by Operating Activities	(14,690)	(29,287)	(819,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash of LTU at disposal	-	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	-	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	14,690	29,287	767,710
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	-	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	14,690	29,287	1,125,353
NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$-	$-	$1,209,297
Liabilities settled by transferring patents of $34,637	$-	$-	$284,719
Definite-life intangible asset fees accrued in accounts payable	$-	$-	$1,005
Deferred financing costs paid through issuance of common stock	$-	$-	$31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$-	$-	$600,001
Common stock issued to purchase minority interest	$-	$-	$21,311

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

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes” [See Note 5].

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007.  As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability of unrecognized tax benefits.

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012 and 2011.  All tax years starting with 2009 are open for examination.

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

Recently Enacted Accounting Standards – The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2013-05 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2012, the Company had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Related Party Loans – During the years ended December 31, 2012 and 2011, respectively, shareholders or entities controlled by them loaned $14,690 and $29,287 to the Company.  At December 31, 2012 and 2011, respectively, the Company owed a total of $173,981 and $146,551 to related parties, which accrues interest at 8% per annum and is due on demand.  During the years ended December 31, 2012 and 2011, respectively, the Company accrued interest expense on related party loans totaling $12,740 and $10,555.

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

NOTE 5 – INCOME TAXES

At December 31, 2012, the Company has a net operating loss carryover of approximately $120,000 available to offset future federal taxable income and expiring in 2032.  If there are future substantial changes in the Company’s ownership, there may be limitations on the amount of net operating loss carryovers that can be utilized.  During 2012, the Company had a net loss of $33,325.  During 2011, the Company had a gain on settlement of debt, which resulted in taxable income of approximately $52,000.  The Company utilized net operating loss carryovers to offset the taxable income.  However, the Company has not yet generated any revenues and management believes that there is less than a 50% chance that the remaining tax assets will be utilized; therefore, the Company has established a valuation allowance to offset the remaining net deferred tax assets.

The income tax provision consists of the following components:

	For the Years Ended December 31,
	2012	2011
Current income tax expense (benefit)	$-	$-
Benefit of net operating loss carryovers	(4,999)	7,731
Change in valuation allowance	4,999	1,119
Other deferred income tax expense (benefit)	-	-
Net income tax expense (benefit) from continuing operations	$-	$8,850

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES [Continued]

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the Years Ended December 31,
	2012	2011
Income (loss) before income tax provision	$(33,325)	$51,539
Expected combined federal and state income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rates	(4,999)	7,731
Tax effect of:
Non-deductible expenses	-	-
Change in valuation allowance	4,999	1,119
Net income tax expense (benefit)	$-	$8,850

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryovers	$18,055	$13,056
Total deferred tax assets	$18,055	$13,056

Deferred tax liabilities	$-	$-
Total deferred tax liabilities	$-	$-

Total deferred tax assets	$18,055	$13,056
Total deferred tax liabilities	-	-
Valuation allowance	(18,055)	(13,056)
Net deferred tax asset (liability)	$-	$-

These amounts have been presented in the financial statements as follows:

	December 31, 2012	December 31, 2011
Current deferred tax asset (liability)	$-	$-
Non-current deferred tax asset (liability)	-	-
	$-	$-

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share:

	For the Years Ended December 31,
	2012	2011
Earnings (loss) from continuing operations applicable to common stockholders (numerator)	$(33,325)	$42,689
Weighted average number of common shares outstanding used in earnings (loss) per share during the period (denominator)	1,305,344	1,305,344

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

The Company’s management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2012 fiscal year.

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

Background and Business Experience

Mr. Howells is 40 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc. for 13 years.  Mr. Howells is also the Secretary/Treasurer and a director of Jenson Services.

Shelley Goff is 52 years of age.  She graduated from the University of Utah in 1992 with a Bachelor’s degree in Finance.  Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for EDGAR filing with the Securities and Exchange Commission for public companies.

Previous Blank Check or Shell Company Experience

Mr. Howells has served on the board of directors of TCX Calibur, Inc. (OTCBB: TCXB), from which he resigned in January, 2009.  In addition, Mr. Howells resigned as a director in August, 2007, from Energroup Holdings Corporation (OCTBB: ENHD), a Nevada corporation.

Shelley Goff is an officer of Atlantica, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The common shares of the Company are registered under the Securities and Exchange Act of 1934 and therefore the officers, directors and holders of more than 10% of the Company’s outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to the Company during the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008, the following were filed timely:

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

During the calendar year ended December 31, 2012, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas J. Howells, President	12/31/12	0	0	0	0	0	0	0	0
	12/31/11	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0
Shelley Goff, Treasurer	12/31/12	0	0	0	0	0	0	0	0
	12/31/11	0	0	0	0	0	0	0	0
	12/31/10	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards.

During the calendar year ended December 31, 2012, there were no grants made to any executive officer under any plan, including awards that subsequently have been transferred.

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

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2012.

Compensation Committee Interlocks and Insider Participation

None; not applicable.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to the Company to be the beneficial owner of more than five percent (5%) of any of the Company’s voting securities as of January 28, 2013.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,305,344 shares of common stock outstanding at that date.

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
	4685 S. Highland Dr. Suite 202
	Salt Lake City, Utah 84117

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of January 28, 2013:

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

During the years ended December 31, 2012 and 2011, respectively, shareholders or entities controlled by them loaned $14,690 and $29,287 to the Company.  At December 31, 2012 and 2011, respectively, the Company owed a total of $173,981 and $146,551 to related parties, which accrues interest at 8% per annum and is due on demand.  During the years ended December 31, 2012 and 2011, respectively, the Company accrued interest expense on related party loans totaling $12,740 and $10,555.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$9,576	$9,481
Audit-related Fees	$0	$0
Tax Fees	$530	$350
All Other Fees	$0	$0
Total Fees	$10,106	$9,831

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2012, contained in Item 8 above which are incorporated herein by this reference.

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

LIPIDVIRO TECH, INC.

Date:	March 13, 2013	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 13, 2013	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Date:	March 13, 2013	By:	/s/Shelley Goff
Shelley Goff
Treasurer and Director