Form 10-K
period 2013-12-31
LIPIDVIRO TECH INC
filed 2014-02-25
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]   No [  ]

As of February 25, 2014, the Issuer had 1,305,344 shares of common stock outstanding.

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

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2012, through December 31, 2013.

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

ITEM 2:  PROPERTIES

We own no real estate and do not lease office space for management and administrative functions.  All administrative functions are conducted from offices of Jenson Services and Thomas J. Howells, our CEO and President.  We have not had a need to rent office space and have no anticipated need to lease office space for administrative and managerial functions. We expect to continue the practice of conducting all administrative and managerial functions from Mr. Howells’ offices during calendar year 2014.  There is no expense to us for the use of these offices.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Our common stock is quoted on the OTC Bulletin Board (www.OTCBB.com) under the symbol “LPVO”; however, management does not expect any established trading market to develop unless and until we have material operations.  In any event, no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.  All of these persons have satisfied the six-month holding period requirement of Rule 144.

Set forth below are the high and low closing bid prices for our common stock for each quarter of 2012 and 2013.  These bid prices were obtained from OTC Markets Group, Inc. formerly known as the “Pink Sheets, LLC,” formerly known as the “National Quotation Bureau, LLC.”  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
2012
January 1 – March 31	$0.25	$0.25
April 1 – June 30	$0.35	$0.25
July 1 – September 30	$0.35	$0.30
October 1 – December 31	$0.30	$0.20
2013
January 1 – March 31	$0.30	$0.30
April 1 – June 30	$0.30	$0.30
July 1 – September 30	$0.30	$0.30
October 1 – December 31	$0.30	$0.30

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation or similar plans.

Recent Sales of Unregistered Securities

During the calendar year ended December 31, 2013, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Section 4(a)(1) of the Securities Act

Since the Company is a shell company as defined in subparagraph (i) of Rule 144, its shares of common stock cannot be publicly resold under Rule 144 until the Company complies with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of its shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(a)(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.” That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to the Company’s non-affiliates.  It is the position of the SEC that the Section 4(a)(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2013, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

We have not made any purchases of our outstanding equity securities; nor have any purchases of our equity securities been made by any person who may be deemed to have been one of our “affiliates.”

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

Results of Operations

The Company had neither material operations nor any revenue during the calendar years ended December 31, 2013, or 2012.  Total operating expenses during these periods were $20,779, and $20,585, respectively, of which $16,602, and $17,175, respectively were professional fees.  During our 2013 fiscal year, we accrued related party interest expense of $15,039, for a net loss of $35,818, or $0.03 per share.  During our 2012 fiscal year, we incurred $12,740 in related party interest expense, for a net loss of $33,325, or $0.03 per share, during the year then ended.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIPIDVIRO TECH, INC.

(A Development Stage Company)

DECEMBER 31, 2013 AND 2012 FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	13

Balance Sheets, December 31, 2013 and 2012	14

Statements of Operations, For the Years Ended December 31, 2013 and 2012 and For the Period From Inception On May 6, 2003 Through December 31, 2013	15

Statement of Stockholders’ Equity (Deficit), For the Period From Inception On May 6, 2003 Through December 31, 2013	16– 21

Statements of Cash Flows, For the Years Ended December 31, 2013 and 2012 and For the Period From Inception On May 6, 2003 Through December 31, 2013	22

Notes to the Financial Statements	23 – 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LIPIDVIRO TECH, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheets of LipidViro Tech, Inc. [a development stage company] as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from inception on May 6, 2003 through December 31, 2013. LipidViro Tech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LipidViro Tech, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from inception on May 6, 2003 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

February 25, 2014

LIPIDVIRO TECH, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$ 115,676	$ 109,549
Related Party loans	203,672	173,981
Total Current Liabilities	319,348	283,530

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 150,000,000 shares
authorized, 1,305,344 shares issued and outstanding	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,173,265)	(5,137,447)
Total Stockholders' Equity (Deficit)	(319,348)	(283,530)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			From Inception
			on May 6,
	For the Years Ended		2003 through
	December 31,		December 31,
	2013	2012	2013

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES:
Consulting	-	-	564,269
Employee compensation	-	-	322,598
Professional fees	16,602	17,175	471,129
Other general and administrative	4,177	3,410	111,930
Total Operating Expenses	20,779	20,585	1,469,926
OPERATING LOSS	(20,779)	(20,585)	(1,469,926)

OTHER INCOME (EXPENSE):
Gain on settlement of debt	-	-	121,808
Related party interest expense	(15,039)	(12,740)	(1,617,568)
Total Other Income (Expense)	(15,039)	(12,740)	(1,495,760)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(35,818)	(33,325)	(2,965,686)

PROVISION FOR INCOME TAXES	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	(35,818)	(33,325)	(2,965,686)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued research business	-	-	(2,207,579)
Income tax expense	-	-	-
LOSS FROM DISCONTINUED OPERATIONS	-	-	(2,207,579)
NET INCOME (LOSS)	$ (35,818)	$ (33,325)	$ (5,173,265)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ (0.03)	$ (0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,305,344

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2013

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2013

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2013

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

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2013

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

(Continued)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2013

 (CONTINUED)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount
Capital contributions	-	-	29,546	-	-	29,546

Share-based payments vested during the year ended December 31, 2007	-	-	372,105	-	-	372,105

Termination of obligation to repurchase common stock related to unsuccessful financing transaction	-	-	-	-	9,500	9,500

Net loss for the year ended December 31, 2007	-	-	-	(1,225,424)	-	(1,225,424)
BALANCE, December 31, 2007	1,305,334	1,305	3,787,642	(5,092,250)	-	(1,303,303)

Rounding shares	10	-	-	-	-	-

Capital contribution recognized in disposition of LTU	-	-	937,747	-	-	937,747

Capital contributions	-	-	1,480	-	-	1,480

Share-based payments vested during the year ended December 31, 2008	-	-	125,743	-	-	125,743

Net loss for the year ended December 31, 2008	-	-	-	(30,832)	-	(30,832)
BALANCE, December 31, 2008	1,305,344	1,305	4,852,612	(5,123,082)	-	(269,165)

Net loss for the year ended December 31, 2009	-	-	-	(39,440)	-	(39,440)
BALANCE, December 31, 2009	1,305,344	1,305	4,852,612	(5,162,522)	-	(308,605)

Net income for the year ended December 31, 2010	-	-	-	15,711	-	15,711
BALANCE, December 31, 2010	1,305,344	1,305	4,852,612	(5,146,811)	-	(292,894)

Net income for the year ended December 31, 2011	-	-	-	42,689	-	42,689

BALANCE, December 31, 2011	1,305,344	1,305	4,852,612	(5,104,122)	-	(250,205)

Net loss for the year ended December 31, 2012	-	-	-	(33,325)	-	(33,325)

BALANCE, December 31, 2012	1,305,344	1,305	4,852,612	(5,137,447)	-	(283,530)

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION ON MAY 6, 2003 THROUGH DECEMBER 31, 2013

 (CONTINUED)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Obligation to Repurchase Common Stock	Total Stockholders’ Equity
	Shares	Amount

Net loss for the year ended December 31, 2013	-	-	-	(35,818)	-	(35,818)

BALANCE, December 31, 2013	1,305,344	$1,305	$4,852,612	$(5,173,265)	$-	$(319,348)

The accompanying notes are an integral part of these financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
			on May 6,
	For the Years Ended		2003 through
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$ (35,818)	$ (33,325)	$ (5,173,265)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on extinguishment of debt	-	-	(371,890)
Noncash expenses	-	-	4,131,910
Increase (decrease) in accounts payable	6,127	5,895	350,557
Increase in related party accrued interest	15,039	12,740	229,021
Net Cash Used by Operating Activities	(14,652)	(14,690)	(833,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash of LTU at disposal	-	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	-	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	14,652	14,690	782,362
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	-	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	14,652	14,690	1,140,005
NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$ -	$ -	$ 1,209,297
Liabilities settled by transferring patents of $34,637	$ -	$ -	$ 284,719
Definite-life intangible asset fees accrued in accounts payable	$ -	$ -	$ 1,005
Deferred financing costs paid through issuance of common stock	$ -	$ -	$ 31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$ -	$ -	$ 600,001
Common stock issued to purchase minority interest	$ -	$ -	$ 21,311

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

The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.  All tax years starting with 2010 are open for examination.

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

Recent Accounting Standards Update (“ASU”) through ASU No. 2014-05 contain technical corrections to existing guidance or affect guidance to specialized industries.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2013, the Company had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Related Party Loans – During the years ended December 31, 2013 and 2012, respectively, shareholders or entities controlled by them loaned $14,652 and $14,690 to the Company.  At December 31, 2013 and 2012, respectively, the Company owed a total of $203,672 and $173,981 to related parties, which accrues interest at 8% per annum and is due on demand.  During the years ended December 31, 2013 and 2012, respectively, the Company accrued interest expense on related party loans totaling $15,039 and $12,740.

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

NOTE 5 – INCOME TAXES

At December 31, 2013, the Company has a net operating loss carryover of approximately $156,000 available to offset future federal taxable income and expiring in 2033.  If there are future substantial changes in the Company’s ownership, there may be limitations on the amount of net operating loss carryovers that can be utilized.  During 2013, the Company had a net loss of $35,818.  During 2012, the Company had a net loss of $33,325.  The Company utilizes net operating loss carryovers to offset the taxable income.  However, the Company has not yet generated any revenues and management believes that there is less than a 50% chance that the remaining tax assets will be utilized; therefore, the Company has established a valuation allowance to offset the remaining net deferred tax assets.

The income tax provision consists of the following components:

	For the Years Ended December 31,
	2013	2012
Current income tax expense (benefit)	$-	$-
Benefit of net operating loss carryovers	(5,373)	(4,999)
Change in valuation allowance	5,373	4,999
Other deferred income tax expense (benefit)	-	-
Net income tax expense (benefit) from continuing operations	$-	$-

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES [Continued]

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the Years Ended December 31,
	2013	2012
Income (loss) before income tax provision	$(35,818)	$(33,325)
Expected combined federal and state income tax rate	15.0%	15.0%
Expected income tax expense (benefit) at statutory rates	(5,373)	(4,999)
Tax effect of:
Non-deductible expenses	-	-
Change in valuation allowance	5,373	4,999
Net income tax expense (benefit)	$-	$-

The Company’s deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryovers	$23,428	$18,055
Total deferred tax assets	$23,428	$18,055

Deferred tax liabilities	$-	$-
Total deferred tax liabilities	$-	$-

Total deferred tax assets	$23,428	$18,055
Total deferred tax liabilities	-	-
Valuation allowance	(23,428)	(18,055)
Net deferred tax asset (liability)	$-	$-

These amounts have been presented in the financial statements as follows:

	December 31, 2013	December 31, 2012
Current deferred tax asset (liability)	$-	$-
Non-current deferred tax asset (liability)	-	-
	$-	$-

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share:

	For the Years Ended December 31,
	2013	2012
Earnings (loss) from continuing operations applicable to common stockholders (numerator)	$(35,818)	$(33,325)
Weighted average number of common shares outstanding used in earnings (loss) per share during the period (denominator)	1,305,344	1,305,344

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

The Company’s management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of our 2013 fiscal year.

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

Background and Business Experience

Mr. Howells is 41 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc. for 14 years.  Mr. Howells is also the Secretary/Treasurer and a director of Jenson Services.

Shelley Goff is 53 years of age.  She graduated from the University of Utah in 1992 with a Bachelor’s degree in Finance.  Ms. Goff has been the sole proprietor of The Financial Organizer since 1990 and prepares documents for EDGAR filing with the Securities and Exchange Commission for public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The common shares of the Company are registered under the Securities and Exchange Act of 1934 and therefore the officers, directors and holders of more than 10% of the Company’s outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to the Company during the fiscal years ended December 31, 2013, 2012, 2011, 2010, 2009 and 2008, the following were filed timely:

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

During the calendar year ended December 31, 2013, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas J. Howells, President	12/31/13	0	0	0	0	0	0	0	0
	12/31/12	0	0	0	0	0	0	0	0
	12/31/11	0	0	0	0	0	0	0	0
Shelley Goff, Treasurer	12/31/13	0	0	0	0	0	0	0	0
	12/31/12	0	0	0	0	0	0	0	0
	12/31/11	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards.

During the calendar year ended December 31, 2013, there were no grants made to any executive officer under any plan, including awards that subsequently have been transferred.

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards or any equity compensation or similar authorized plans.

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

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2013.

Compensation Committee Interlocks and Insider Participation

None; not applicable.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to the Company to be the beneficial owner of more than five percent (5%) of any of the Company’s voting securities as of January 29, 2014.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,305,344 shares of common stock outstanding at that date.

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
	4685 S. Highland Dr. Suite 202
	Salt Lake City, Utah 84117

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of January 29, 2014:

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

During the years ended December 31, 2013 and 2012, respectively, shareholders or entities controlled by them loaned $14,652 and $14,690 to the Company.  At December 31, 2013 and 2012, respectively, the Company owed a total of $203,672 and $173,981 to related parties, which accrues interest at 8% per annum and is due on demand. During the years ended December 31, 2013 and 2012, respectively, the Company accrued interest expense on related party loans totaling $15,039 and $12,740.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$9,546	$9,576
Audit-related Fees	$0	$0
Tax Fees	$350	$530
All Other Fees	$0	$0
Total Fees	$9,896	$9,576

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2013, contained in Item 8 above which are incorporated herein by this reference.

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

LIPIDVIRO TECH, INC.

Date:	February 25, 2014	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2014	By:	/s/Thomas J. Howells
Thomas J. Howells
President and Director

Date:	February 25, 2014	By:	/s/Shelley Goff
Shelley Goff
Treasurer and Director