Form 10-Q
period 2014-03-31
LIPIDVIRO TECH INC
filed 2014-04-23
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  April 23, 2014 - 1,875,000 shares of common stock (includes shares subscribed, fully-paid and authorized to be issued on April 22, 2014, which have not yet been issued [see Part II, Item 2, and Note 6, Subsequent Events, of our financial statements).

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

 LIPIDVIRO TECH, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$ 120,151	$ 115,676
Related Party loans	208,615	203,672
Total Current Liabilities	328,766	319,348

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 150,000,000 shares
authorized, 1,305,344 shares issued and outstanding	1,305	1,305
Capital in excess of par value	4,852,612	4,852,612
Deficit accumulated during the development stage	(5,182,683)	(5,173,265)
Total Stockholders' Equity (Deficit)	(328,766)	(319,348)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three-Month Period Ended March 31, 2014	For the Three-Month Period Ended March 31, 2013	For the Period From Inception on May 6, 2003 through March 31, 2014

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES:
Consulting	-	-	564,269
Employee compensation	-	-	322,598
Professional fees	8,907	8,408	480,036
Other general and administrative	1,375	1,175	113,305
Total Operating Expenses	10,282	9,583	1,480,208
OPERATING LOSS	(10,282)	(9,583)	(1,480,208)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	4,915	-	126,723
Related party interest expense	(4,051)	(3,438)	(1,621,619)
Total Other Income (Expense)	864	(3,438)	(1,494,896)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(9,418)	(13,021)	(2,975,104)

PROVISION FOR INCOME TAXES	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,418)	(13,021)	(2,975,104)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued research business	-	-	(2,207,579)
Income tax expense	-	-	-
LOSS FROM DISCONTINUED OPERATIONS	-	-	(2,207,579)
NET INCOME (LOSS)	$ (9,418)	$ (13,021)	$ (5,182,683)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,305,344	1,305,344

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Month Period Ended March 31, 2014	For the Three Month Period Ended March 31, 2013	For the Period From Inception on May 6, 2003 through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$ (9,418)	$ (13,021)	$ (5,182,683)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on extinguishment of debt	(4,915)	-	(376,805)
Noncash expenses	-	-	4,131,910
Increase (decrease) in accounts payable	9,390	8,308	359,947
Increase in related party accrued interest	4,051	3,438	233,072
Net Cash Used by Operating Activities	(892)	(1,275)	(834,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash of LTU at disposal	-	-	(25)
Payments for property and equipment	-	-	(3,675)
Payments for definite-life intangible assets	-	-	(33,632)
Payments for goodwill	-	-	(269,006)
Net Cash Used by Investing Activities	-	-	(306,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	892	1,275	783,254
Payments on related party loans	-	-	(8,700)
Proceeds from capital contributions	-	-	34,133
Proceeds from common stock issuances	-	-	293,700
Proceeds from sale of warrants	-	-	38,510
Net Cash Provided by Financing Activities	892	1,275	1,140,897
NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities settled by disposition of LTU with $25 in cash, $282 in net property and equipment, $290,317 in goodwill, and $19,074 in accounts payable at the time of disposition	$ -	$ -	$ 1,209,297
Liabilities settled by transferring patents of $34,637	$ -	$ -	$ 284,719
Definite-life intangible asset fees accrued in accounts payable	$ -	$ -	$ 1,005
Deferred financing costs paid through issuance of common stock	$ -	$ -	$ 31,900
Common stock repurchased through issuance of $600,000 note payable and $1 paid by a shareholder	$ -	$ -	$ 600,001
Common stock issued to purchase minority interest	$ -	$ -	$ 21,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIPIDVIRO TECH, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2013 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Management suggests these condensed financial statements be read in conjunction with the December 31, 2013 audited financial statements and notes thereto included in the Company’s Form 10-K.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2014, the Company had no revenue-generating activities, had negative cash flows from operating activities, and had current liabilities in excess of current assets.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Loans – During the three-month period ended March 31, 2014, shareholders or entities controlled by them loaned $892 to the Company.  During the three-month periods ended March 31, 2013 and 2012, respectively, the Company accrued interest expense on related party loans totaling $4,051 and $3,438.

NOTE 4 – ACCOUNTS PAYABLE EXTINGUISHMENT OF DEBT

The Company’s counsel rendered an opinion on the enforceability of $4,915 of indebtedness that has been reflected as outstanding and survived the April 2, 2008 Subsidiary Disposition Agreement and as such management has elected to remove such liabilities from accounts payable in accord with such opinion.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose except for the following:

The Company issued 569,656 shares of its common stock comprised of “restricted securities” as defined in Securities and Exchange Commission Rule 144 to certain related parties and their designees in consideration of the cancellation of debt in the aggregate amount of $56,965 or $0.10 per share.  These shares are fully-paid; however, they have not yet been issued.

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

Results of Operations

During the quarterly period ended March 31, 2014, we received no revenue and incurred operating expenses of $10,282, of which $8,907 was professional fees and $1,375 was general and administrative expense.  We had a gain on extinguishment of debt of $4,915 and accrued $4,051 in related party interest expense during the quarter, for a loss from continuing operations before income taxes of $9,418.  After provision for income taxes of $0, net loss for the quarterly period totaled $9,418, or $0.01 per share.  During the quarter ended March 31, 2013, we had a net loss of $13,021, or $0.01 per share.

Liquidity and Capital Resources

As of March 31, 2014, we had no cash on hand.  During the three months ended March 31, 2014, we received related party loans of $892 to pay our expenses, and at March 31, 2014, we owed a total of $208,615 to related parties, all of which accrues interest at 8% per annum and is due on demand.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, as well as associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in the state of Nevada.  We anticipate that these funds will be provided to us in the form of loans from Jenson Services, of which our President, Thomas J. Howells, is the Secretary/Treasurer and a director.  There are no written agreements requiring Jenson Services to provide these cash resources; and to the extent funds are provided, such funds will bear interest of 8% and will be due on demand.  We are actively seeking a business or acquisition candidate.

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

Based on that evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 22, 2014, we accepted subscriptions to purchase 569,656 shares of our common stock, which shares represent approximately 30.4% of our total post-issuance outstanding shares of common stock, all comprised of “restricted securities” as defined in Securities and Exchange Commission Rule 144.  The shares were subscribed by certain related parties and their designees in consideration of the cancellation of debt in the amount of $56,965.  These shares are fully-paid; however, they have not been issued as of the date of this Quarterly Report. These shares were issued in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

LIPIDVIRO TECH, INC.

Date:	April 23, 2014	By:	/s/Thomas J. Howells
Thomas J. Howells, President, Chief Executive Officer and Director

Date:	April 23, 2014	By:	/s/Shelley Goff
Shelley Goff, Treasurer and Director