Form 10-Q
period 2014-06-30
NAC GLOBAL TECHNOLOGIES, INC.
filed 2014-08-19
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49655

NAC GLOBAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0678927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4720 Salisbury Road

Jacksonville, FL 32256

(Address of principal executive offices)

(904) 493-6496

(Registrant’s telephone number, including area code)

LipidViro Tech, Inc.

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 14, 2014, there were 25,020,001 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	December 31
	2014	2013

ASSETS

Current assets:
Cash	$5,418	$10,269
Accounts receivable	88,812	93,854
Inventories	43,948	51,033
Deferred offering costs	59,318	47,449
Total current assets	197,496	202,605

Intangible asset	37,571	33,369
Deposit	63,800	50,300

Total assets	$298,867	$286,274

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$50,767	$239,123
Accounts payable - related party	142,125	62,573
Accrued expenses	18,788	5,756
Line of credit	94,711	109,490
Convertible note, net of debt discount of $292,123	82,877	-
Short-term debt - related parties	380,500	237,000
Derivative liability	2,186,371	-
Total current liabilities	2,956,139	653,942

Long-term debt - related party	3,318	3,318
Total liabilities	2,959,457	657,260

Stockholders' deficit

Common stock, $0.001 par value; 150,000,000 shares authorized; 25,020,001 and 22,764,969 shares issued and outstanding	25,020	22,765
Additional paid in capital	439,730	334,110
Accumulated deficit	(3,125,340)	(727,861)

Total stockholders' deficit	(2,660,590)	(370,986)

Total liabilities and stockholders' deficit	$298,867	$286,274

See accompanying notes to unaudited consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013

Revenues	$113,816	$185,038	$269,033	$480,826
Cost of goods sold	82,923	168,102	201,996	378,175
Gross profit	30,893	16,936	67,037	102,651

Operating expenses
Selling, general and administrative expenses	132,212	84,894	275,117	353,298

Net loss from operations	(101,319)	(67,958)	(208,080)	(250,647)

Acquisition expenses	(275,000)	-	(275,000)	-
Amortization of debt discount	(59,774)	-	(59,774)	-
Interest expense	(9,146)	(1,289)	(10,151)	(3,438)
Derivative loss	(1,844,474)	-	(1,844,474)	-

Net loss	$(2,289,713)	$(69,247)	$(2,397,479)	$(254,085)

Net loss per share - Basic and diluted	$(0.09)	$(0.00)	$(0.10)	$(0.01)

Weighted average shares outstanding - Basic and diluted	24,384,010	22,764,969	23,578,962	22,764,969

See accompanying notes to unaudited consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,397,479)	$(254,085)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	107,875	71,875
Derivative loss	1,844,474	-
Amortization of debt discount	59,774	-
Changes in operating assets and liabilities
Accounts receivable	5,042	(6,599)
Inventory	7,085	1,475
Accounts payable	86,644	81,002
Accounts payable - related party	79,552	-
Accrued expenses	13,032	-
Deferred revenue	-	38,250

Net cash used in operating activities	(194,001)	(68,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible asset	(4,202)	(11,400)
Deposits	(13,500)	-

Net cash used in investing activities	(17,702)	(11,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) the line of credit, net	(14,779)	(4,132)
Proceeds from short-term debt - related parties	160,000	150,000
Payments of short-term debt - related parties	(16,500)	(9,000)
Proceeds from sale of common stock	-	41,250
Proceeds from convertible debt	90,000	-
Payment of deferred offering costs	(11,869)	-

Net cash provided by financing activities	206,852	178,118

NET INCREASE (DECREASE) IN CASH	(4,851)	98,636

CASH AT BEGINNING OF YEAR	10,269	13,476
CASH AT END OF PERIOD	$5,418	$112,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,651	$-
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Debt discount resulting from derivative liability	341,897	-
Acquisition expenses paid out of convertible debt proceeds	275,000	-

See accompanying notes to unaudited consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

NAC Global Technologies, Inc. (“NAC Global”) is an emerging growth, technology development and manufacturing company.

NAC Global has one wholly owned, consolidated subsidiary NAC Drive System, Inc. (“NAC”) that is a supplier of harmonic gearing products and precision drives. Harmonic gearing technology (HGT) is a precise, high ratio, high efficiency motion control technology that is critical in industrial and national defense applications due to its long life, precision, efficiency, weight-to-power ratio, and size. NAC serves customers globally in a variety of markets, including robotics, machine tools, medical, printing, corrugated, semiconductor and the defense industry. NAC operates out of Jacksonville, Florida and Port Jervis, New York. It maintains an office in Florida and completes the majority of its engineering, sales, assembly, quality inspection, and shipments from its New York facility.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of NAC Global and NAC (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 8-K have been omitted.

Principles of consolidation

The consolidated financial statements include the accounts of NAC Global and its wholly-owned subsidiary, NAC. All intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of risks

The Company maintains its cash primarily in one financial institution. The balance, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk to cash.

Two customers accounted for approximately 47% and 14% respectively of the Company’s revenues for the six months ended June 30, 2014. Two customers accounted for approximately 40% and 14% of the Company’s revenues for the six months ended June 30, 2013. In addition, these customers accounted for 32% and 8% of the Company’s accounts receivable balance at March 31, 2014 and March 31, 2013, respectively.

Six Months Ended June 30, 2014	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$126,884	47%	$9,396	11%
	2	$37,440	14%	$18,720	21%
		$164,324	61%	$28,116	32%

Six Months Ended June 30, 2013	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$191,250	40%	-	0%
	2	$66,420	14%	$7,776	8%
		$257,670	54%	$7,776	8%

The Company sells to both domestic and international customers. For the six months ended June 30, 2014 and June 30, 2013, revenues generated through transactions with international customers amounted to approximately 17.2% (9.8 % India, 6.7% Canada, 0.7 % other) and 42% (39.7% Hong Kong, 2.3% other) respectively, of the Company’s total revenues respectively.

NAC currently purchases all of its drive components from one supplier. The loss of this supplier could cause delays and a possible loss of sales which would affect operating results adversely.

Fair value measurements

The carrying amounts reported in the consolidated balance sheets for accounts receivable and payables, inventory and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2014.

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$2,186,371	$-	$-	$2,186,371

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at May 31, 2012	$-
Fair value of embedded conversion derivative liability at issuance	341,897
Unrealized derivative loss included in other expense	1,844,474
Balance at June 30, 2014	$2,186,371

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. The derivative liability is marked to market at each reporting period and changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black-Scholes option pricing model:

	At issuance	At June 30, 2014
Market value of stock on measurement date	$0.55	$2.00
Risk-free interest rate	0.11%	0.11%
Dividend yield	0%	0%
Volatility factor	64%	167%
Term	1 year	0.83 year

Recently adopted accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – REVERSE MERGER

Effective April 29, 2014, NAC entered into a share exchange agreement with LipidViro Tech, Inc. (“LipidViro”), pursuant to which NAC agreed to exchange the outstanding common stock of NAC held by NAC’s shareholders for 23,125,001 shares of common stock (92.5% interest) of LipidViro.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of LipidViro. NAC is considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

The share exchange agreement also required NAC to pay LipidViro’s shareholders additional consideration of $275,000 which was recognized as acquisition expenses in the consolidated statements of operations.

On July 15, 2014, LipidViro changed its name to NAC Global Technologies, Inc.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months June 30, 2014, the Company incurred net losses of $2,397,479 and has a working capital deficit of $2,758,643. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: (1) focus on sales to minimize the need for capital at this stage; (2) raise additional equity or debt financing; and (3) continue focus on reductions in cost where possible.

NOTE 4 – DEBT

Line of credit

As of June 2014, the Company had a term loan with a third party financial institution for $124,000 with an outstanding balance of $94,711. The note is subject to annual interest of 4.5%. The note is collateralized by all of the assets of NAC and Conic Systems Inc. (“Conic”), an entity owned by the Company’s CEO, and a guarantee issued by the Company’s CEO.

Debt with related parties

As of June 30, 2014, the Company has an outstanding non-interest bearing loan from its CEO and majority shareholder, amounting to $20,500. The Company also obtained a loan from a family member of the CEO amounting to $200,000 which is subject to annual interest of 3%. Both loans have no stated maturity dates.

On January 20, 2014, the Company obtained a non-interest bearing loan from the CEO amounting to $115,000. The loan matured on May 30, 2014 and is currently past due.

In January and April 2014, the Company obtained non-interest bearing loans from a director each amounting to $10,000. The loans have a term of 6 months and the outstanding balance on these loans as of June 30, 2014 amounted to $20,000.

In April 2014, the Company issued a note to a director amounting to $25,000. The note is subject to annual interest of 12.5% and a minimum interest of $1,562. The note shall be paid at the earlier of the Company’s receipt of $50,000 in debt or equity funding or 365 days.

During the six months ended June 30, 2014, the Company paid $16,000 on its debt with Conic. The outstanding balance on this debt at June 30, 2014 amounted to $3,318.

Convertible debt

In connection with the share exchange agreement, the Company issued a 12% convertible note to a third party which has a term of 1 year and a conversion price of $0.30. Beginning on September 29, 2014 and on each of the following 6 successive months thereafter, the Company is obligated to pay 1/6th of the face amount of the note and accrued interest. All overdue accrued and unpaid interest is subject to a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. The Company may prepay the note for the sum of the then outstanding principal amount of the convertible note and guaranteed interest multiplied by 125%. The note includes a reset provision in the conversion price in the event the Company subsequently sells shares at a price lower than $0.30. As a result, the Company determined that the conversion feature of the note qualified for derivative accounting. The fair value of the embedded conversion feature as determined using the Black-Scholes option pricing model amounted to $341,987 which was recognized as a debt discount and amortized over the term of the note. The Company also paid fees to the lender amounting to $10,000 which was also recognized as a debt discount and amortized over the term of the note.

Amortization of debt discount for the six months ended June 30, 2014 amounted to $59,774.

NOTE 5 - EQUITY

On March 14, 2013, the Board of Directors approved the award of 23,000 common shares to a director which will vest upon completion of the Company’s planned equity raise. Management determined that the performance condition is probable as of December 31, 2013 and the shares were subsequently issued in April 2014. The shares were valued at $287,500 based on the Company’s stock price, and $215,625 was recognized for the year ended December 31, 2013. The remaining stock compensation expense of $71,875 was recognized during the six months ended June 30, 2014.

On May 19, 2014, the issued fully vested 20,000 common shares with a fair value of $36,000, to a consultant for investor relation services.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company recognized revenues for products sold to Conic amounting to $31,462 and $42,795 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, outstanding accounts receivable from Conic for such sales were $4,346 and $0, respectively.

Conic also bills the Company for certain expenses related to payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of NAC. Payroll and employee benefits billed to NAC were for personnel who spend a percentage of their time to NAC’s operations. The administrative and warehouse facilities used by NAC are owned by the majority shareholder and the allocable cost related to the use of these facilities are likewise charged to NAC by Conic. For the six months ended June 30, 2014, Conic billed the Company a monthly fee of $7,528 or $45,168. The outstanding payable to Conic related to the above expenses amounted to $142,125 as of June 30, 2014.

On August 24, 2011, the Company entered into an agreement with the CEO to acquire all of his shares in Conic at an agreed consideration of $1,200,000. The purchase price increases at a rate of 4.875% per year, and both parties have agreed to a ten year payout. In connection with such agreement, the Company has paid to the CEO $63,800 and $50,300 as of June 30, 2014 and December 31, 2013, respectively, which is reported as a deposit in the consolidated balance sheets. Such deposit will be refunded to the Company or applied against outstanding debt to the CEO in the event that the acquisition does not close.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Results of Operations

Overview

In the three months ended June 30, 2014 the Company has continued to execute on its growth plan and has concluded a major milestone of bringing its shares to the public market via the acquisition of a public shell company. The acquisition was funded via a $375,000 convertible loan from an institutional investor that provided $275,000 for the shell acquisition and working capital for the Company.

Following the acquisition, the Company furthered its preparation for a planned registered public offering to fund expansion. While year-over-year, revenues have decreased, management believes that is a short-term result of shifting its limited resources from sales to structuring the company for sustained long-term growth. NAC, since its inception, has been operating without full time sales people and has not yet engaged in trade shows or marketing outside of the internet. Management has confidence its strategic plan is positioning the company well, and that NAC is emerging from its development and validation stage to a growth stage. The Company anticipates adding resources in sales, engineering and production to ramp up its harmonic gearing product revenues. Additionally, NAC expects to release new harmonic gearing product versions in October 2014 to add to its existing product offerings.

As we further implement our growth strategy we plan to strategically introduce, through development and acquisition, new technologies that will diversify our current platform of harmonic gearing.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenues

Sales revenues for the three months ended June 30, 2014 totaled $113,816 as compared to $185,038 for the same period in the prior year. NAC Drive Systems, Inc., our wholly owned operating subsidiary, generated all of our revenues via harmonic gearing product sales.

Cost of Goods - Gross Margin

Gross margin was 27% for the three months ended June 30, 2014 as compared to 9% the same period in the prior year. While margins increased, management considers 27% gross margin low. Gross margins are expected to improve as revenues increase due to the economies of scale and reduced concentrations.

Operating expenses

Operating expenses for the three months ended June 30, 2014 totaled $132,212 which included a $40,000 non-cash stock compensation expenses to an investor relations firm.

Operating expenses for the three months ended June 30, 2013 totaled $84,894.

Net Loss

The net loss for the three months ended June 30, 2014 was ($2,289,713) including $40,000 in non-cash stock compensation expenses, $59,774 in debt discount expenses in connection with a $375,000 convertible note, $275,000 in acquisition expenses for the acquisition of a public shell company, and $9,146 in interest expenses, and $1,844,474 in derivative loss expenses

The net loss for the three months ended June 30, 2013 was ($69,247) including $1,289 in interest expenses.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenues

Sales revenues for the six months ended June 30, 2014 totaled $269,033 as compared to $480,826 for the same period in the prior year. NAC Drive Systems, Inc., our wholly owned operating subsidiary, generated all of our revenues via harmonic gearing product sales.

Cost of Goods - Gross Margin

Gross margin was 25% for the six months ended June 30, 2014 as compared to 21% the same period in the prior year. While margins increased, management considers these margins low. Gross margins are expected to improve as revenues increase due to the economies of scale and reduced concentrations.

Operating expenses

Operating expenses for the six months ended June 30, 2014 totaled $275,117 which included $111,875 in non-cash stock compensation expenses. Of this amount $40,000 was to an investor relations firm and $71,875 to a board member.

Operating expenses for the six months ended June 30, 2013 totaled $353,298 which included $71,875 in non-cash stock compensation expenses to a board member.

Net Loss

The net loss for the six months ended June 30, 2014 was ($2,397,479) including $111,875 in non-cash stock compensation expenses, $59,744 in debt discount expenses in connection with a $375,000 convertible note, $275,000 in acquisition expenses for the acquisition of a public shell company, and $10,151 in interest expenses, and $1,844,474 in derivative loss expenses.

The net loss for the six months ended June 30, 2013 was ($254,085) including $71,875 in non-cash stock compensation expenses and $3,438 in interest expenses.

We do not anticipate generating profits for at least the next twelve months as plans include increased engineering and manufacturing investments. We believe profitability is achievable within 18-24 months without hindering our growth curve potential. We are projecting an 11-12% after-tax profit upon successfully scaling our operations and when larger applications in the sales pipeline start to reach full production phase.

Liquidity & Capital Resources

Cash and Working Capital.  The Company incurred operating losses of $101,319 and $208,080 for the three and six months ended June 30, 2014, respectively.  The Company incurred net losses of $2,289,713 and $2,397,479 for the three and six months ended June 30, 2014, respectively.  As of June 30, 2014, the Company had cash and a stockholders’ deficit of $5,418 and $2,660,590, respectively. As of June 30, 2014, the Company had a working capital deficit of $2,758,643.

Cash Used in Operating Activities.  During the six months ended June 30, 2014, net cash used in operating activities amounted to $194,001 comprised of net loss of $2,397,479, positive adjustments to reconcile net loss to net cash used in operating activities of $2,012,123 and changes in operating assets and liabilities of $191,355, compared to net cash used in operating activities for the six months ended June 30, 2013 of $68,082 comprised of a net loss of $254,085, positive adjustments to reconcile net loss to net cash used in operating activities of $71,875 and changes in operating assets and liabilities of $114,128.

Cash Used in Investing Activities.  During the six months ended June 30, 2014, net cash used in investing activities amounted to $17,702 comprised of deposits of $13,500 and an increase in intangible assets of $4,202.  During the six months ended June 30, 2013, net cash used in investing activities amounted to $11,400 comprised of an increase in intangible assets.

Cash Provided by Financing Activities.  During the six months ended June 30, 2014, the Company received net cash of $206,852 comprised of proceeds of $160,000 from short-term debt of related parties and proceeds of $90,000 from the issuance of convertible debt.  The Company also made payments of $14,779 for a line of credit, $16,500 for short-term debt of related parties and $11,869 for deferred offering costs.  During the six months ended June 30, 2013, the Company received net cash of $178,118 comprised of proceeds of $150,000 from short-term debt of related parties and proceeds of $41,250 from the issuance of common stock.  The Company also made payments of $4,132 for a line of credit and $9,000 for short-term debt from related parties.

Sources of Liquidity.  We are an emerging growth company. Our cumulative net loss since our founding is $3,125,340 as of June 30, 2014 and $727,861 as of December 31, 2013. A combination of short-term and long-term debt and private equity sales have assisted in funding our operations and expansion. Management’s strategy to achieve growth includes making investments in plant equipment, personnel, and intellectual property development.  In order to execute this strategy, we will need to raise additional capital through public or private equity offerings, debt financings or other means.  Management believes $500,000 is sufficient to start the next phase of the Company’s growth curve; however, our planned raise remains between $5 million to $7.5 million to fund anticipated capital needs in the immediate years.

Without additional funding, the Company may not have sufficient cash resources to meet its needs over the next 12 months.  The Company can give no assurance that such additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern.  Our plans include obtaining additional capital through debt or equity financing.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured. Revenue from product sales is recognized when products are shipped to customers.  The Company’s revenues include sales to customers domiciled outside of the United States. Generally, these sales are denominated in U.S. dollars.

Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

All amounts billed to customers for shipping and handling costs are included in revenues in the statements of operations.

Accounts receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts.  The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders.  Accounts are generally considered past due after 30 days.  Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period.   The Company has determined that no allowance for doubtful accounts is required as of June 30, 2014 and December 31, 2013.

Inventory

Inventory consists primarily of purchased finished goods and packaging materials.  Inventory costs are determined using the average method and are carried at the lower of cost or net realizable value.  Inventory is reviewed periodically for slow-moving and obsolete items.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of June 30, 2014 our disclosure controls and procedures were not effective.

As of June 30, 2014, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place) that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. Such matters are subject to uncertainties and outcomes are not predictable with assurance. Management believes at this time that there are no ongoing matters that will have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

Item 1A.  Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAC GLOBAL TECHNOLOGIES, INC.

Date:	August 19, 2014	By:	/s/ Vincent Genovese
Vincent Genovese President and Chief Executive Officer

Date:	August 19, 2014	By:	/s/ Vincent Genovese
Vincent Genovese Principal Financial Officer

