Form 10-Q
period 2014-09-30
NAC GLOBAL TECHNOLOGIES, INC.
filed 2014-11-14
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 13, 2014, there were 25,108,751 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

NAC GLOBAL TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	December 31
	2014	2013

ASSETS

Current assets:
Cash	$11,249	$10,269
Accounts receivable	90,230	93,854
Inventories	62,355	51,033
Deferred offering costs	106,496	47,449
Total current assets	270,330	202,605

Property and equipment, net	1,536	-
Intangible asset, net	37,851	33,369
Deposit	63,800	50,300

Total assets	$373,517	$286,274

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$267,978	$239,123
Accounts payable - related party	200,987	62,573
Accrued expenses	66,087	5,756
Note payable	90,898	109,490
Convertible notes, net of debt discount of $216,240	208,760	-
Short-term debt - related parties	380,500	237,000
Deferred revenue	22,240
Derivative liability	1,205,176	-
Total current liabilities	2,442,626	653,942

Long-term debt - related party	3,318	3,318
Total liabilities	2,445,944	657,260

Stockholders' deficit

Common stock, $0.001 par value; 150,000,000 shares authorized; 25,108,751 and 22,764,969 shares issued and outstanding	25,109	22,765
Additional paid in capital	537,652	334,110
Accumulated deficit	(2,635,188)	(727,861)

Total stockholders' deficit	(2,072,427)	(370,986)

Total liabilities and stockholders' deficit	$373,517	$286,274

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	$118,944	$83,848	$387,977	$564,674
Cost of goods sold	75,940	75,137	277,936	453,312
Gross profit	43,004	8,711	110,041	111,362

Operating expenses
Selling, general and administrative expenses	419,813	89,375	694,930	442,673

Net loss from operations	(376,809)	(80,664)	(584,889)	(331,311)

Acquisition expenses	-	-	(275,000)	-
Interest expense	(114,234)	(1,642)	(184,159)	(5,080)
Derivative gain (loss)	981,195	-	(863,279)	-

Net income (loss)	$490,152	$(82,306)	$(1,907,327)	$(336,391)

Net loss per share - Basic	$0.02	$(0.00)	$(0.08)	$(0.01)
Net loss per share - Diluted	$(0.01)	$(0.00)	$(0.08)	$(0.01)

Weighted average shares outstanding - Basic	24,397,746	22,764,969	24,069,216	22,764,969
Weighted average shares outstanding - Diluted	26,358,751	22,764,969	24,069,216	22,764,969

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,907,327)	$(336,391)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	190,375	161,719
Derivative loss	863,279	-
Amortization on of debt discount and deferred financing	149,768	-
Depreciation expense	140	-
Changes in operating assets and liabilities
Accounts receivable	3,624	9,009
Inventory	(11,322)	(15,034)
Accounts payable	303,855	57,606
Accounts payable - related party	138,414	-
Accrued expenses	60,331	(3,689)
Deferred revenue	22,240	(38,250)

Net cash used in operating activities	(186,623)	(165,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(1,676)	-
Cash paid for intangible assets	(4,482)	(11,400)
Deposits	(13,500)	-

Net cash used in investing activities	(19,658)	(11,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of note payable, net	(18,592)	(8,720)
Proceeds from short-term debt - related parties	160,000	150,000
Payments of short-term debt - related parties	(16,500)	(9,000)
Proceeds from sale of common stock	-	41,250
Proceeds from convertible debt	134,000	-
Payment of deferred offering costs	(51,647)	-

Net cash provided by financing activities	207,261	173,530

NET INCREASE (DECREASE) IN CASH	980	(2,900)

CASH AT BEGINNING OF PERIOD	10,269	13,476
CASH AT END OF PERIOD	$11,249	$10,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,714	$5,080
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVTIES
Shares issued with debt	13,636	-
Shares issued as deferred financing cost	1,875	-
Debt discount resulting from derivative liability	341,897	-
Acquisition expenses paid out of convertible debt proceeds	275,000	-

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

NAC Global Technologies, Inc. (“NAC Global”) is an emerging growth, technology development and manufacturing company.

NAC Global has one (1) wholly owned, consolidated subsidiary NAC Drive System, Inc. (“NAC”) that is a supplier of harmonic gearing products and precision drives. Harmonic gearing technology (HGT) is a precise, high ratio, high efficiency motion control technology that is critical in industrial and national defense applications due to its long life, precision, efficiency, weight-to-power ratio, and size. NAC serves customers globally in a variety of markets, including robotics, machine tools, medical, printing, corrugated, semiconductor and the defense industry. NAC operates out of Jacksonville, Florida and Port Jervis, New York. It maintains an office in Florida and completes the majority of its engineering, sales, assembly, quality inspection, and shipments from its New York facility.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of NAC Global and NAC (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 8-K (the “Form 8-K”) filed with the Securities and Exchange Commission on May 15, 2014, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 8-K have been omitted.

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

Two customers accounted for approximately 44% and 13% respectively of the Company’s revenues for the nine months ended September 30, 2014. Two customers accounted for approximately 34% and 19% of the Company’s revenues for the nine months ended September 30, 2013. In addition, these customers accounted for 41% and 35% of the Company’s accounts receivable balance at September 30, 2014 and 2013, respectively.

Nine Months Ended September 30, 2014	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$169,776	44%	$15,228	17%
	2	$49,608	13%	$21,528	24%
		$219,384	57%	$36,756	41%

Nine Months Ended September 30, 2013	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$191,250	34%	0	0%
	2	$107,568	19%	$33,048	35%
		$298,818	53%	$33,048	35%

The Company sells to both domestic and international customers. For the nine months ended September 30, 2014 and 2013, revenues generated through transactions with international customers amounted to approximately 10% (5 % Mexico, 4% India, 1% other) and 36% (34% Hong Kong, 2% other), respectively, of the Company’s total revenues.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2014.

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,205,176	$-	$-	$1,205,176

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2013	$-
Fair value of embedded conversion derivative liability at issuance	341,897
Unrealized derivative loss included in other expense	863,279
Balance at September 30, 2014	$1,205,176

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. The derivative liability is marked to market at each reporting period and changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black-Scholes option pricing model:

	At issuance	At September 30, 2014
Market value of stock on measurement date	$0.55	$1.20
Risk-free interest rate	0.11%	0.03%
Dividend yield	0%	0%
Volatility factor	64%	188%
Term	1 year	0.58 year

Recently adopted accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - REVERSE MERGER

Effective April 29, 2014, NAC entered into a share exchange agreement (the “Share Exchange Agreement”) with LipidViro Tech, Inc. (“LipidViro”), pursuant to which NAC agreed to exchange the outstanding common stock of NAC held by NAC’s shareholders for 23,125,001 shares of common stock (92.5% interest) of LipidViro.

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

On July 15, 2014, LipidViro changed its name to “NAC Global Technologies, Inc.”

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2014, the Company incurred net losses of $1,907,327 and has a working capital deficit of $2,172,296 as of September 30, 2014. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: (1) focus on sales to minimize the need for capital at this stage; (2) raise additional equity or debt financing; and (3) continue to focus on reductions in cost where possible.

NOTE 4 - DEBT

Note payable

As of September 30, 2014, the Company had a term loan with a third party financial institution for $124,000 with an outstanding balance of $90,898. The note is subject to annual interest of 4.5%. The note is collateralized by all of the assets of NAC and Conic Systems Inc. (“Conic”), an entity owned by the Company’s Chief Executive Officer (“CEO”), and a guarantee issued by the Company’s CEO.

Debt with related parties

As of September 30, 2014, the Company had an outstanding non-interest bearing loan from its CEO and majority shareholder, amounting to $20,500. The Company also obtained a loan from a family member of the CEO amounting to $200,000 which is subject to annual interest of three percent (3%). Both loans have no stated maturity date.

On January 20, 2014, the Company obtained a non-interest bearing loan from the CEO amounting to $115,000. The loan matured on May 30, 2014 and is currently past due.

In January and April 2014, the Company obtained non-interest bearing loans from a director each amounting to $10,000. The loans have a term of six (6) months and the outstanding balance on these loans as of September 30, 2014 amounted to $20,000.

In April 2014, the Company issued a note to a director amounting to $25,000. The note is subject to annual interest of 12.5% and a minimum interest of $1,562. The note shall be paid at the earlier of the Company’s receipt of $50,000 in debt or equity funding or 365 days. As of September 30, 2014, the note is outstanding.

During the nine months ended September 30, 2014, the Company paid $16,000 in connection with its debt owed to Conic. As of September 30, 2014, the outstanding balance on this debt amounted to $3,318, which is reflected as long-term debt.

Convertible debt

In connection with the Share Exchange Agreement, the Company issued a 12% convertible note to a third party which has a term of one (1) year and a conversion price of $0.30. Beginning on September 29, 2014 and on each of the following six (6) successive months thereafter, the Company is obligated to pay 1/6th of the face amount of the note and accrued interest. All overdue accrued and unpaid interest is subject to a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. The Company may prepay the note for the sum of the then outstanding principal amount of the note and guaranteed interest multiplied by 125%. The note includes a reset provision in the conversion price in the event the Company subsequently sells shares at a price lower than $0.30. As a result, the Company determined that the conversion feature of the note qualified for derivative accounting. The fair value of the embedded conversion feature as determined using the Black-Scholes option pricing model amounted to $341,987 which was recognized as a debt discount and amortized over the term of the note. The Company also paid fees to the lender amounting to $10,000 which was also recognized as a debt discount and amortized over the term of the note. The interest payable due in September 2014 is currently past due. Amortization of debt discount for the nine months ended September 30, 2014 amounted to $148,471 for such note.

The Company engaged an investment banking firm during the three months ended September 30, 2014 to assist the Company in raising bridge financing until it can complete its registered public offering. In connection with this bridge financing strategy, on September 9, 2014 the Company issued a 12% note in the amount of $50,000 to a third party, which has a one (1) year term and, assuming the investor elects, is convertible to common stock beginning four (4) months from the issuance date of the note or upon an event of default. If conversion is elected, the conversion price is equivalent to 70% of the lowest daily VWAP (volume weighted average price) during the 10-day trading period immediately prior to conversion. The investor elected not to accept the conversion feature. The note contains an embedded derivative but is not recognized until the note becomes convertible. Based on the above terms, the Company determined that the conversion feature of the note does not qualify for derivative accounting as of September 30, 2014. The Company is obligated to pay the principal amount and accrued interest in cash at the earlier of the time of its planned public offering or the maturity date of the note. In connection with the note, the Company issued 12,500 shares of common stock to the note holder with a relative fair value of $13,636 which was recognized as a discount to the note. The Company also issued 1,250 shares of common stock with a fair value of $1,875 and paid $6,000 fees both of which were recognized as deferred financing fees. The debt discount and deferred financing fees were amortized over the term of the note. Amortization expense during the nine months ended September 30, 2014 amounted to $1,297 for such note.

NOTE 5 - EQUITY

On March 14, 2013, the Board of Directors approved the award of 23,000 shares of common stock to a director which will vest upon completion of any equity raise by the Company in the future. Management determined that the performance condition is probable as of December 31, 2013 and the shares were subsequently issued in April 2014. The shares were valued at $287,500 based on the Company’s stock price, and $215,625 was recognized for the year ended December 31, 2013. The remaining stock compensation expense of $71,875 was recognized during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued fully vested 95,000 shares of common stock with a fair value of $118,500, to consultants for investor relations and consulting services.

In September 2014, in connection with a bridge financing, the Company issued 12,500 shares of common stock with the 12% note and 1,250 shares of common stock as financing fees (see Note 4).

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company recognized revenues for products sold to Conic amounting to $11,746 and $18,883 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and 2013, outstanding accounts receivable from Conic for such sales were $4,346 and $12,113, respectively.

Conic also bills the Company for certain expenses related to payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of NAC. Payroll and employee benefits billed to NAC were for personnel who spend a percentage of their time on NAC’s operations. The administrative and warehouse facilities used by NAC are owned by the majority shareholder and the allocable cost related to the use of these facilities are likewise charged to NAC by Conic. For the nine months ended September 30, 2014, Conic billed the Company a monthly fee of $7,528 or $67,752. The outstanding amount payable to Conic related to the above expenses amounted to $83,119 as of September 30, 2014.

On August 24, 2011, the Company entered into a Shareholder Option Sale Agreement (the “Purchase Agreement”) with Mr. Genovese, the Company’s CEO, to acquire all of his shares in Conic at an agreed consideration of $1,200,000, which increases at a rate of 4.875% per year.

In connection with the Purchase Agreement, the Company has paid to Mr. Genovese $63,800 and $50,300 as of September 30, 2014 and December 31, 2013, respectively, which is reported as a deposit in the consolidated balance sheets. Such deposit, which is currently being held by Mr. Genovese, will be applied towards the purchase price for the Conic shares if the acquisition closes or refunded to the Company in the event that the acquisition does not close on or before the last business day of the fourth quarter of fiscal year 2015.  The Company  made an additional payment of $13,500 to Mr. Genovese during the six months ended June 30, 2014 because it anticipated having additional funding available in July 2014 to make payments under the ten-year payout agreed to by the  Company and Mr. Genovese  (this ten-year payout was subsequently voided in a side letter agreement as noted below).  However, the additional funding was not available in July 2014 as expected.  The Company does not intend to, nor is the Company required to, make any additional payments to Mr. Genovese under the Purchase Agreement.   As of September 30, 2014, the Company has not acquired any shares from Mr. Genovese and has no current plans or means to consummate the acquisition of Conic.

On August 25, 2014, the Company and Mr. Genovese entered into a side letter agreement (the “Side Letter”) to the Purchase Agreement to confirm certain prior oral agreements and memorialize certain understandings, which was deemed effective as of May 15, 2014. Pursuant to the Side Letter, the parties agreed that: (1) the Company is not required to make installment payments to Mr. Genovese;  (2) the Company shall not be obligated to purchase the Conic shares from Mr. Genovese until  (a) it has received financing in the collective minimum amount of $1,500,000 or it has accumulated through organic operations an equivalent amount readily available in cash and (b) it is more probable than not that the Company will not operate at a loss during the fiscal quarter following the purchase of the Conic shares; (3) when the Company is able to purchase the Conic shares, it will purchase all of such Conic shares at the same time and not in increments; (4)  the ten-year payout which was previously agreed to as an oral modification to the Purchase Agreement is now void; (5) the Company’s previous payments to Mr. Genovese with respect to the Conic shares shall be treated as a deposit towards the purchase price of the Conic shares, and in the event that the Company has not purchased the Conic shares by the fourth quarter of fiscal year 2015, Mr. Genovese shall return the deposit to the Company; and (6) the Company shall have the right to terminate the Purchase Agreement on or before the last business day of the fourth quarter of fiscal year 2015.  In such event, Mr. Genovese shall return the deposit to the Company and neither party shall have any remaining obligations to the other party.

NOTE 7 – SUBSEQUENT EVENTS

On October 3, 2014, in connection with its bridge financing strategy, the Company issued a 12% note in the amount of $50,000 to a third party which has the same terms as the 12% note issued on September 9, 2014 (see Note 4).

On October 23, 2014 the Company issued an 8% convertible note to an institutional investor in the amount of $46,500 with a term of one (1) year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2014 should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

In the nine months ended September 30, 2014 the Company has continued to execute on its growth plan and has concluded a major milestone of bringing its shares to the public market via the acquisition of a public shell company in April 2014. The acquisition was funded via a $375,000 convertible loan from an institutional investor that provided $275,000 for the shell acquisition and working capital for the Company.

Following the acquisition, the Company furthered preparation for a planned registered public offering and expansion. In July 2014 the Company changed its name and ticker symbol to align them with the business. The new name is NAC Global Technologies, Inc. and the Company’s common stock is trading on the Over-the-Counter Bulletin Board under the symbol NACG. Additionally, NACG shares began trading through DWAC and the DTC FAST system. To increase awareness of the Company, we hired an investor relations firm and have begun to see increased liquidity in the Company’s common stock. The Company anticipates filing its registered public offering by the end of 2014.

While year-over-year revenues have decreased, management believes that such decrease is a short-term result of shifting its limited resources from sales to preparing the Company for sustained long-term growth, and management expects that trend to reverse. Although the Company is currently operating without full time sales people, it continues to expand its market reach and customer base. Notably, the Company recently announced new customer applications of its platform harmonic gearing technology with a Bangalore based robot manufacturer, an international supplier of precision security and surveillance systems, and a high profile exoskeleton mobility system. The Company is actively quoting and arranging testing of its drives in additional high volume robot and automation applications and has a letter of intent in place with a premiere, multi-national defense contractor. We anticipate executing on these opportunities in the coming year.

Within our harmonic gearing technology (HGT) we added several new versions of gearheads and components to our standard line and expect to continue to expand our standard HGT product line offering.

As we further implement our growth strategy, we plan to strategically introduce, through development and acquisition, new products that will diversify our current platform of harmonic gearing, with a particular focus on new clean energy technologies. In executing on that strategy, the Company is planning a second product line. The new product plan is for an environmentally friendly, non-volatile fuels cells product, suitable for use in aircraft, automotive, defense and portable power applications. We do not expect to generate any revenues from fuel cells in the next twelve (12) months. This initiative is still in an early stage. Lab testing and demonstration have been completed, and the technology is now ready for prototype production engineering to be followed by customer BETA testing.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

Revenues

Sales revenues for the three months ended September 30, 2014 totaled $118,944 as compared to $83,848 for the three months ended September 30, 2013. NAC Drive Systems, Inc., our wholly-owned operating subsidiary, generated all of our revenues via harmonic gearing product sales.

Cost of Goods - Gross Margin

Gross margin was 36% for the three months ended September 30, 2014 as compared to 10% for the three months ended September 30, 2013. While margins increased, management considers 36% gross margin low. Gross margins are expected to improve as revenues increase due to the economies of scale and reduced concentrations.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 totaled $419,813, compared to $89,375 for the three months ended September 30, 2013. The increase over the same period in the prior year is mostly attributed to the Company going public. Operating expenses for the three months ended September 30, 2014 included $82,500 in non-cash stock compensation expenses to a consulting firm, $23,778 in investor relations expenses, and $153,014 in legal expenses.

Net Income/Loss

The net income for the three months ended September 30, 2014 was $490,152, including $82,500 in non-cash stock compensation expenses, $89,994 in debt discount expenses in connection with convertible notes, $114,234 in interest expenses, and $981,195 in derivative income.

The net loss for the three months ended September 30, 2013 was $82,306, including $1,642 in interest expenses.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenues

Sales revenues for the nine months ended September 30, 2014 totaled $387,977 as compared to $564,674 for the nine months ended September 30, 2013. NAC Drive Systems, Inc., our wholly-owned operating subsidiary, generated all of our revenues via harmonic gearing product sales. Management attributes the decrease in revenues from shifting resources from sales in the short-term to bringing the Company’s shares into the public market and preparing the Company to execute on larger sales opportunities in the sales pipeline in the future. Management anticipates the downward trend in revenues to reverse as the Company continues to execute on its strategy and business plan.

Cost of Goods - Gross Margin

Gross margin was 28% for the nine months ended September 30, 2014 as compared to 20% for the nine months ended September 30, 2013. While margins increased, management considers these margins low. Gross margins are expected to improve as revenues increase due to the economies of scale and reduced concentrations.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 totaled $694,930, which included $190,375 in non-cash stock compensation expenses. Of this amount $36,000 was to an investor relations firm, $71,875 to a board member, and $82,500 to a financial consulting firm.

Operating expenses for the nine months ended September 30, 2013 totaled $442,673, which included $161,719 in non-cash stock compensation expenses to a board member.

Net Loss

The net loss for the nine months ended September 30, 2014 was $1,907,327, including $190,375 in non-cash stock compensation expenses, $149,768 in debt discount expenses in connection with convertible notes, $275,000 in acquisition expenses for the acquisition of a public shell company, $184,159 in interest expenses, and $863,279 in derivative loss.

The net loss for the nine months ended September 30, 2013 was $336,391, including $161,719 in non-cash stock compensation expenses and $5,080 in interest expenses.

We do not anticipate generating profits for at least the next twelve months, as we plan to increase engineering and manufacturing investments. We believe profitability is achievable within 18 to 24 months without hindering our growth curve potential.   We are projecting an 11% to 12% after-tax profit upon successfully scaling our operations and when larger applications in the sales pipeline start to reach full production phase.

Liquidity & Capital Resources

Cash and Working Capital.  The Company incurred operating losses of $376,809 and $584,889 for the three and nine months ended September 30, 2014, respectively.  The Company had a net income of $490,152 for the three months ended September 30, 2014 and incurred a net loss of $1,907,327 for the nine months ended September 30, 2014.  As of September 30, 2014, the Company had cash and a stockholders’ deficit of $11,249 and $2,072,427, respectively. As of September 30, 2014, the Company had a working capital deficit of $2,172,296.

Cash Used in Operating Activities.  During the nine months ended September 30, 2014, net cash used in operating activities amounted to $186,623 comprised of net loss of $1,907,327, positive adjustments to reconcile net loss to net cash used in operating activities of $1,203,562 and changes in operating assets and liabilities of $517,142, compared to net cash used in operating activities for the nine months ended September 30, 2013 of $165,030 comprised of a net loss of $336,391, positive adjustments to reconcile net loss to net cash used in operating activities of $161,719 and changes in operating assets and liabilities of $9,642.

Cash Used in Investing Activities.  During the nine months ended September 30, 2014, net cash used in investing activities amounted to $19,658 comprised of deposits of $13,500, cash paid for the purchase of fixed assets of $1,676 and an increase in intangible assets of $4,482.  During the nine months ended September 30, 2013, net cash used in investing activities amounted to $11,400 comprised of an increase in intangible assets.

Cash Provided by Financing Activities.  During the nine months ended September 30, 2014, the Company received net cash of $207,261 comprised of proceeds of $160,000 from short-term debt of related parties and proceeds of $134,000 from the issuance of convertible debt.  The Company also made payments of $18,592 for a secured bank note, $16,500 for short-term debt of related parties and $51,647 for deferred offering and financing costs.  During the nine months ended September 30, 2013, the Company received net cash of $173,530 comprised of proceeds of $150,000 from short-term debt of related parties and proceeds of $41,250 from the issuance of common stock.  The Company also made payments of $8,720 for a secured bank note and $9,000 for short-term debt of related parties.

Sources of Liquidity.  We are an emerging growth company. Our cumulative net loss since our founding is $2,635,188 as of September 30, 2014 and $727,861 as of December 31, 2013. A combination of short-term and long-term debt and private equity sales have assisted in funding our operations and expansion. Management’s strategy to achieve growth includes making investments in plant equipment, personnel, and intellectual property development.  In order to execute this strategy, we will need to raise additional capital through public or private equity offerings, debt financings or other means.  Management believes $500,000 is sufficient to start the next phase of the Company’s growth curve; however, our planned raise remains between $5 million to $7.5 million to fund anticipated capital needs in the immediate years.

Without additional funding, the Company may not have sufficient cash resources to meet its needs over the next twelve (12) months.  The Company can give no assurance that such additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts.  The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders.  Accounts are generally considered past due after thirty (30) days.  Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period.   The Company has determined that no allowance for doubtful accounts is required as of September 30, 2014 and December 31, 2013.

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

Description of Acquisition of Conic Systems Inc.

On August 24, 2011, the Company entered into a Shareholder Option Sale Agreement (the “Purchase Agreement”) with Mr. Genovese, the Company’s CEO, to acquire all of his shares in Conic Systems Inc. (“Conic”) at an agreed consideration of $1,200,000, which increases at a rate of 4.875% per year. Discussions among the then-directors of the Company began as early as 2009. The purchase price of Conic was originally determined by the Company’s disinterested directors in October 2010.  The Company’s disinterested directors utilized two methods to arrive at a value: the first method was based on a multiple of depreciated assets and the second method was based on a multiple of revenue. To arrive at a multiple of depreciated assets, the then-disinterested directors evaluated Conic’s depreciated assets as of December 31, 2009, the last full year of operations reported on Conic’s corporate tax return. The value of Conic’s depreciated assets as of December 31, 2009 was $797,895, as reported on a schedule to its corporate tax return.  The Company’s disinterested directors multiplied this amount by 1.5 to get a value of $1,196,843.  The Company’s disinterested directors considered a multiple of depreciated assets against the multiple of revenue, which was calculated by taking $907,812, Conic’s 2009 revenues, and multiplying that amount by 1.5, for a value of $1,361,718. Although the Company’s disinterested directors believed that this methodology provided an equally representative value for Conic, they opted for the lower valuation provided by the depreciated assets method and rounded that figure to $1,200,000. The settled purchase price was subsequently reviewed with the Company’s tax accountants as well as its secured lender.   The Company’s disinterested directors determined the annual rate increase of 4.875% for the purchase price of the Conic shares based on their reasonable evaluation of prevailing interest rates at the time.

In connection with the Purchase Agreement, the Company has paid to Mr. Genovese $63,800 and $50,300 as of September 30, 2014 and December 31, 2013, respectively, which is reported as a deposit in the consolidated balance sheets. Such deposit, which is currently being held by Mr. Genovese, will be applied towards the purchase price for the Conic shares if the acquisition closes or refunded to the Company in the event that the acquisition does not close on or before the last business day of the fourth quarter of fiscal year 2015.  The Company  made an additional payment of $13,500 to Mr. Genovese during the six months ended June 30, 2014 because it anticipated having additional funding available in July 2014 to make payments under the ten-year payout agreed to by the  Company and Mr. Genovese  (this ten-year payout was subsequently voided in a side letter agreement as noted below).  However, the additional funding was not available in July 2014 as expected.  The Company does not intend to, nor is the Company required to, make any additional payments to Mr. Genovese under the Purchase Agreement.   As of September 30, 2014, the Company has paid a deposit of $63,800 to Mr. Genovese, but has not acquired any shares from Mr. Genovese.  Deducting the deposit of $63,800 paid by the Company and applying an annual rate increase of 4.875% on a compounded basis, the purchase price for the Conic shares is approximately $1,296,768 as of September 30, 2014. The Company has no current plans or means to consummate the acquisition of Conic.

On August 25, 2014, the Company and Mr. Genovese entered into a side letter agreement (the “Side Letter”) to the Purchase Agreement to confirm certain prior oral agreements and memorialize certain understandings, which was deemed effective as of May 15, 2014. Pursuant to the Side Letter, the parties agreed that: (1) the Company is not required to make installment payments to Mr. Genovese;  (2) the Company shall not be obligated to purchase the Conic shares from Mr. Genovese until  (a) it has received financing in the collective minimum amount of $1,500,000 or it has accumulated through organic operations an equivalent amount readily available in cash and (b) it is more probable than not that the Company will not operate at a loss during the fiscal quarter following the purchase of the Conic shares; (3) when the Company is able to purchase the Conic shares, it will purchase all of such Conic shares at the same time and not in increments; (4)  the ten-year payout which was previously agreed to as an oral modification to the Purchase Agreement is now void; (5) the Company’s previous payments to Mr. Genovese with respect to the Conic shares shall be treated as a deposit towards the purchase price of the Conic shares, and in the event that the Company has not purchased the Conic shares by the fourth quarter of fiscal year 2015, Mr. Genovese shall return the deposit to the Company; and (6) the Company shall have the right to terminate the Purchase Agreement on or before the last business day of the fourth quarter of fiscal year 2015.  In such event, Mr. Genovese shall return the deposit to the Company and neither party shall have any remaining obligations to the other party.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of September 30, 2014 our disclosure controls and procedures were not effective.

As of September 30, 2014, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place) that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2014, pursuant to a securities purchase agreement, the Company sold to an investor a unit (the “Unit”) consisting of 12,500 shares of restricted common stock and a 12% note in the amount of $50,000. The 12% note has a one (1) year term. The 12,500 shares of common stock issued as part of the Unit have a relative fair value of $13,636, which was recognized as a discount to the 12% note during the three months ended September 30, 2014. The Unit was offered and sold in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We made this determination based on the representations of the investor which included, in pertinent part, that such investor (i) was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act (ii) was acquiring the Unit for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) agreed not to sell or otherwise transfer the Unit unless it was registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration were available, (iv) had knowledge and experience in financial and business matters such that he was capable of evaluating the merits and risks of an investment in the Company and was able to bear the economic risk of such an investment and (v) was not purchasing the Unit as a result of any general solicitation or advertising regarding the Unit.

During the three months ended September 30, 2014, the Company also issued 1,250 shares of common stock with a fair value of $1,875 as a financing fee to the placement agent in connection with the sale of the Units. In addition, the Company issued fully vested 75,000 shares of common stock with a fair value of $82,500 to consultants for investor relations and consulting services. These shares of common stock issued as a financing fee and to consultants were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) thereof as a transaction by the Company not involving a public offering and the recipients either met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act or had access to information concerning the Company and were in a position to evaluate the merits of the grants of common stock in lieu of cash compensation. Further, transfer of such shares of common stock was restricted in accordance with the requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAC GLOBAL TECHNOLOGIES, INC.

Date:	November 14, 2014	By:	/s/ Vincent Genovese
Vincent Genovese President and Chief Executive Officer

Date:	November 14, 2014	By:	/s/ Vincent Genovese
Vincent Genovese Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.