Form 10-Q/A
period 2014-06-30
NAC GLOBAL TECHNOLOGIES, INC.
filed 2014-11-20
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

NAC Global Technologies, Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which was originally filed on August 19, 2014 (the “Original Filing”), to incorporate changes to the Original Filing in response to  comments dated September 10, 2014, (the “Comments”) received from the Securities and Exchange Commission (the “Commission”)  as a result of the Commission’s review of our Current Report on Form 8-K, filed on May 5, 2014, as further amended. Only Item 1 and Item 2 of Part I have been amended in this Amendment, though with regard to Item 1, the only changes that have been made were to clarify Note 6 of our notes to the condensed financial statements. In addition, as required pursuant to the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Unless otherwise disclosed herein, the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the filing of the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this Amendment. This Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the Commission subsequent to the Original Filing, including any amendments to those filings.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company recognized revenues for products sold to Conic amounting to $11,746 and $11,114 for the six months ended June30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, outstanding accounts receivable from Conic for such sales were $4,346 and $4,344, respectively.

Conic also bills the Company for certain expenses related to payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of NAC. Payroll and employee benefits billed to NAC were for personnel who spend a percentage of their time on NAC’s operations. The administrative and warehouse facilities used by NAC are owned by the majority shareholder and the allocable cost related to the use of these facilities are likewise charged to NAC by Conic. For the six months ended June 30, 2014, Conic billed the Company a monthly fee of $7,528 totaling to $45,168 for the six months ended June 30, 2014. The outstanding amount payable to Conic related to the above expenses amounted to $142,125 as of June 30, 2014.

On August 24, 2011, the Company entered into a Shareholder Option Sale Agreement (the “Purchase Agreement”) with Mr. Genovese, the Company’s CEO, to acquire all of his shares in Conic at an agreed consideration of $1,200,000, which increases at a rate of 4.875% per year.

In connection with the Purchase Agreement, the Company has paid to Mr. Genovese $63,800 and $50,300 as of June 30, 2014 and December 31, 2013, respectively, which is reported as a deposit in the consolidated balance sheets. Such deposit, which is currently being held by Mr. Genovese, will be applied towards the purchase price for the Conic shares if the acquisition closes or refunded to the Company in the event that the acquisition does not close on or before the last business day of the fourth quarter of fiscal year 2015.  The Company  made an additional payment of $13,500 to Mr. Genovese during the six months ended June 30, 2014 because it anticipated having additional funding available in July 2014 to make payments under the ten-year payout agreed to by the  Company and Mr. Genovese  (this ten-year payout was subsequently voided in a side letter agreement as noted below).  However, the additional funding was not available in July 2014 as expected.  The Company does not intend to, nor is the Company required to make any additional payments to Mr. Genovese under the Purchase Agreement.   As of June 30, 2014, the Company has not acquired any shares from Mr. Genovese and has no current plans or means to consummate the acquisition of Conic.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

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

In connection with the Purchase Agreement, the Company has paid to Mr. Genovese $63,800 and $50,300 as of June 30, 2014 and December 31, 2013, respectively, which is reported as a deposit in the consolidated balance sheets. Such deposit, which is currently being held by Mr. Genovese, will be applied towards the purchase price for the Conic shares if the acquisition closes or refunded to the Company in the event that the acquisition does not close on or before the last business day of the fourth quarter of fiscal year 2015.  The Company  made an additional payment of $13,500 to Mr. Genovese during the six months ended June 30, 2014 because it anticipated having additional funding available in July 2014 to make payments under the ten-year payout agreed to by the  Company and Mr. Genovese  (this ten-year payout was subsequently voided in a side letter agreement as noted below).  However, the additional funding was not available in July 2014 as expected.  The Company does not intend to, nor is the Company required to make any additional payments to Mr. Genovese under the Purchase Agreement.  As of June 30, 2014, the Company has paid a deposit of $63,800 to Mr. Genovese, but has not acquired any shares from Mr. Genovese.  Deducting the deposit of $63,800 paid by the Company and applying an annual rate increase of 4.875% on a compounded basis, the purchase price for the Conic shares is approximately $1,281,522 as of June 30, 2014. The Company has no current plans or means to consummate the acquisition of Conic.

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

PART II - OTHER INFORMATION

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

NAC GLOBAL TECHNOLOGIES, INC.

Date:	November 20, 2014	By:	/s/ Vincent Genovese
Vincent Genovese President and Chief Executive Officer

Date:	November 20, 2014	By:	/s/ Vincent Genovese
Vincent Genovese Principal Financial Officer

