Form 10-K
period 2014-12-31
NAC GLOBAL TECHNOLOGIES, INC.
filed 2015-04-15
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 000-49655

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2014, 25,020,001 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the second fiscal quarter, was approximately $4,738,606 based on a price of $2.00 at which the registrant’s common equity was last sold as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of April 15, 2015, the registrant had 25,250,001 shares of common stock outstanding.

Documents incorporated by reference

None.

NAC GLOBAL TECHNOLOGIES, INC.
ANNUAL REPORT
For the Fiscal Year Ended December 31, 2014

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar words and phrases are intended to identify forward-looking statements. However, this is not an all-inclusive list of words or phrases that identify forward-looking statements in this Report. Also, all statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and circumstances currently known by us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed elsewhere in this Report.

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our Web site www.nacglobaltechnologies.com under “Investor Relations/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all of the disclosures made in this Report.

PART I

Item 1.          Business

Overview

NAC Global Technologies, Inc. (referred to herein as the “Company,” “we” and “our”) is a development and manufacturing company. We manufacture and supply harmonic gearing technology (“HGT”), which is of key importance in the automation, robotics, and defense industries and is gearing technology for precision motion control applications. We have one operating subsidiary, NAC Drive Systems, Inc, and we are expanding our market reach into emerging clean energy and advanced robotic applications. Our corporate headquarters are located in Jacksonville, Florida, and we have manufacturing and warehousing facilities in Port Jervis, New York.

HGT is a critical drive to many industries including robotics, semi-conductor, aerospace, and defense. Additionally, HGT is widely used in motion control applications where precision, long-life, compactness, and reliability are important features. We operate in both the commercial and defense industry segments. Within the commercial segment we currently sell to the following industries, among others: robotic, printing, corrugated products, semi-conductor, and health care. Currently, approximately 90% of our revenues are derived from the commercial market.

We believe that the use of HGT will increase significantly into other industry segments over the next five (5) years. We believe that the use of HGT in wind turbines has the capability of being transformational to the industry by helping to resolve technical and reliability issues that have plagued the industry for decades. The global wind turbine gearbox market is expected to reach $8.1 billion by 2020 per PR Newswire (Source: Global Information Inc.). Additionally, we plan to expand into the health care market and have an intellectual property pipeline in both the health care and energy segments. We believe our health care initiative complements our defense related initiatives, specifically, because we believe there is a need for more natural and capable prosthetic limbs developed for disabled veterans. We are also exploring how our energy technologies may offer military and emergency power solutions for lightweight, portable power generators. As we further implement our growth strategy, we plan to strategically introduce new products that will diversify our current HGT platform, with a particular focus on new clean energy technologies. In executing on that strategy, we are planning a second product line for an environmentally friendly, non-volatile fuel cell product, suitable for use in aircraft, automotive, defense and portable power applications.

We plan to establish production in the United States for new defense and aerospace applications while maintaining sub-contracted manufacturing in Beijing for the majority of commercial applications. Additionally, we intend to augment existing facilities and equipment in the Port Jervis, New York facility, which will be used to manufacture early 100KW wind turbine gearboxes with HGT for lab and field testing as well as to begin research and development of motorized drives for prosthetic limbs. To date, U.S. domestic sales have been handled directly, as are some international sales. We have established distributors in Korea, Brazil, and India with more planned throughout Eastern and Western Europe in particular. We have active customers in Asia, South America, Europe, and the United States — in markets ranging from industrial winches to robots to defense. Our current customers include fortune 500 companies and applications such as robots for inspection of nuclear reactors, communication antennas, and medical machinery.

The sales cycle time for larger, higher volume and value applications ranges from 6 to 24 months. Some applications in the defense and aerospace markets require U.S. based manufacturing. Given the sales cycle time, we expect fairly linear growth in the near term with accelerated growth when larger applications in the sales pipeline start to reach full production phase.

Business Opportunity

HGT, in its most basic form, includes a flexible gear, elliptical ball bearing, and rigid outer spine. This design offers several advantageous properties that have made HGT useful in many applications. The Company believes that there are very high barriers to entry in the market, including proprietary designs and engineering, company history, product validation, customer access, metallurgical processing, work holding and tooling, vendor access, manufacturing know how and quality and testing know how.

Our prime competitor in this market is Harmonic Drive Systems, Inc., a Japanese corporation (“HDS”), which commands a substantial market share on HGT in many of the more mature industry segments. We believe that our growth opportunity comes less from attacking HDS’ market share, but rather from building our own market share. We believe that the current focus on “Made in the USA” products in the defense and aerospace industries provides an ideal opportunity. We are also exploring introducing the precision and engineering discipline of HGT to new industries that may be able to utilize this technology. We believe emerging new applications in the U.S. automotive industry, which is also focused on buying and building American products for cam shaft phasing, variable pitch steering, and electric vehicle steering, may create an opportunity for this technology.

There are several intersecting factors that we believe will work in our favor as we execute on our business plan. First, we have received requests and formal letters of intent from a variety of enterprises that are seeking out the Company, as both a primary vendor and as an additional vendor, to secure their supply chains and to eliminate reliance on a single source for their HGT needs. Second, as miniaturization in new industry segments, including health care, becomes the norm, companies are looking to new manufacturers and suppliers to provide them with new, miniaturized products to include in their applications, machinery and appliances. Management estimates the market for precision gearboxes to exceed $1.6 billion in 2015 and we believe that our HGT offers technical advantages over standard gearing technologies. The primary advantages of our HGT include: zero tooth backlash; precision motion capabilities that do not degrade for the life of the unit, whereas standard gearing begins to degrade and wear immediately with use; high ratios in a single stage; light weight; and small size. Management believes that the need for precision motion control in manufacturing is expanding as devices used industrially and personally are becoming more sophisticated. As such, we expect the demand for our HGT to increase and anticipate that we can address this market with competitively priced, high precision gearboxes incorporating our HGT.

Industry Overview

Historically, the HGT industry has been associated with precision motion control. Leading industry segments for HGT include: robotics; machine tools; defense; semi-conductor; aerospace; printing; corrugated products; and communications. Harmonic gearing, also known as strain wave gearing, was first invented in the late 1950’s. Since its inception, HGT has been considered at the leading edge of motion control technology for its precision, light weight, compact size and reliability. The market for HGT is expanding both in size and scope, as the drives are being utilized more in existing markets and are making entry into new industries.

Military applications are increasing as the government and its contractors continue to develop more remote weapons systems, unmanned vehicles, probes, humanoid robotics, and exoskeleton systems.

We expect continual strong growth in the demand for our technology, particularly in robotics and remote systems applications. Recent industrial reports include in part:

●	Industrial Robots (factory automation) — 139,300 units (2011) to 166,700 units (2014) per The World Robotics Report.

●	Personal Robots (cleaning, lawn mowing, entertainment, education and research robots) — 1,000,000 units in (2009) to 9,800,000 units (2014) per The World Robotics Report.

●	Medical Robots (MRI, CAT, Surgical, Assistive and Telemedicine) — $790 million (2011) to nearly $1.3 billion (2016) per ABI Research.

●	Unmanned Aerial Vehicles (UAVs) — $8 billion (2010) to $15 billion (2015) per Market Info Group.

●	Unmanned Ground Vehicles (UGVs) — $354.4 million (2011) to $497.5 million (2017) per Market Info Group.

●	Unmanned Underwater Vehicles (UUV’s) — Expected to more than double between 2010 and 2020 per Market Info Group.

●	Imaging Sensors — $275 million (2011) to $400 million (2017) Markets Info Group.

We expect increased market demand from surveillance and security cameras and remote weapons systems.

The automotive industry represents a new market for our drives, and it is expanding. Lexus and Audi have integrated harmonic gears into variable pitch steering systems. Other automotive industry participants are beginning to test electronic cam shaft phasing (to replace hydraulic phasing) to assist in meeting upcoming, federally mandated, efficiency standards.

New HGT applications are being presented to the automotive industry that expands the potential market from its traditional base. These new applications include: electric vehicle drives and steering actuators, electric bicycles, oil rig shut off actuators and deep water drilling drives.

Another potential new market is the toy industry. Toy robots, dolls, and animated stuffed animals with artificial intelligence are currently under development, all of which can utilize small, plastic, drives.

The wind turbine industry offers a new potential market for HGT. For decades the industry has been plagued with gearbox failures, with the average life of a gearbox being about four (4) years. For the most part, the industry has accepted the repair and replacement costs as the norm for geared turbines. However, the historical problems with standard gearing have caused a push towards the development and implementation of gearless turbines. Effective gearless turbines use permanent magnets that require rare earth materials, the majority of which are deposited in China and Russia. Therefore, the potential for wind turbines to alleviate the dependence on foreign oil is mitigated by a new dependence on foreign rare earth material, mostly from China.

We, along with our primary competitor, manufacture harmonics up to a 3,500 Nm/30,997 in-lb capacity or about a 13 inch diameter. Whereas our competitor has chosen to develop smaller harmonics and electric actuators, we intend to cover the most common areas of that market but also to scale up our designs for the production of large drives in diameters of about five (5) feet, suitable for 6 to 10 megawatt wind turbines. The new, larger units will be used in a speed increasing fashion and can also be used in other high power speed increasing applications outside of the renewable energy market. We believe that these new applications have tremendous potential, and with a scale-up of our current designs, offer a multi-billion dollar market potential.

Customer Base

The customer base is quite broad and includes companies producing robots, communication systems, security systems, printing machinery, industrial machinery, defense systems, oil & gas exploration systems, semi-conductor manufacturing, flat panel display manufacturing equipment, medical machinery, automation systems, and electronics manufacturing. The aerospace and defense market is another key market. Most, if not all, spacecraft use harmonics. Any machine requiring precision motion is a candidate for HGT.

We have customers in 23 states and 16 countries, including Fortune 500 companies.

Competition

Our primary competition is the leading Japanese industry supplier, HDS. HDS has subsidiaries, Harmonic Drive LLC and Harmonic Drive AG, operating in the United States and Germany, respectively.

While HDS is the dominant worldwide supplier of harmonic technologies, there are other small manufacturers in China and Canada; however, given their size and current resources our management does not consider them to be viable competitors. Given the market scope and size, new competition is expected. We believe we have positioned ourselves strongly with respect to potential new competitors, with an intellectual property pipeline and a strategic focus on taking leading positions in new emerging markets.

Our Strategy

Our strategy is predicated on our ability to expand and strengthen our fundamental abilities and leverage our core technologies and operating know-how to make inroads into current, existing markets for HGT as well as to create or exploit new opportunities. We intend to execute on our objectives by, among other things:

●	Leveraging proven off-shore manufacturing for a cost advantage.

●	Leveraging the need for the United States and its allies to maintain a secure strategic supply chain; using our newly developed U.S. research and development and manufacturing abilities to achieve first mover status in emerging markets; and using government funding for research and development and expansion where possible.

Our Markets

Our plan is for our expansion to develop into four (4) markets:

●	Aerospace and Defense (A&D) — We are currently selling defense applications including antenna drives for the U.S. Army, and are conducting testing for tank mine plow drives. Additional applications exist for high speed gun aiming, camera and laser motion systems, satellites, aircraft controls, remote vehicles, and robotics.

●	Commercial — This is the market we are currently focused on and includes in part: industrial machines, robots, semi-conductor manufacturing equipment, flat panel display manufacturing equipment, machine tools, motor gearheads, land based communication antennas, solar array drives, camera tilt and pan systems, remote operated vehicles, and medical equipment.

●	Green Energy — This market includes wind turbine gearboxes, electric vehicles, and other high horsepower speed increaser applications as well as the introduction of new proprietary energy solutions currently under development.

●	Health Care — This market focuses primarily on using miniaturized drives to create more natural and efficient prosthetic limbs, robotic surgical control devices, and precision positioning of medical devices such as PET scans and lasers. We believe this initiative complements our defense-related initiatives, specifically because we believe there is a need for more natural and capable prosthetic limbs developed for disabled veterans.

Aerospace and Defense Market

We are moving all of our A&D production to the United States. We believe we will be well positioned to execute on an existing pipeline of A&D inquiries from within the United States and from allies of the United States government that have inquired and requested more information about our applications.

Prospective customers include the U.S. Army, U.S. Navy, prime and sub-prime contractors in the United States and abroad, NASA and its prime contractors, and U.S. ally foreign governments, agencies and contractors. Our active A&D sales pipeline with quotations or executed letters of intent (non-binding contracts) exceed $10,000,000, and we have a medium term target of $30,000,000 in this sector. As we have currently only executed non-binding letters of intent for sales in the A&D sector, there can be no assurance that we will enter binding contracts or that any revenue will be generated in this sector.

Examples of applications for this segment include remote vehicles, unmanned probes, anti-terror surveillance, communication antennas, satellites, spacecraft, aircraft surface control, and camera systems.

Commercial Market

The initial introduction of our products into the marketplace was through the commercial market. Leveraging our 25 years plus experience in this market with harmonic technology, we quickly established recurring revenues, product and company validation, and global brand equity. To date, the majority of our sales have resulted from website inquiries and customers seeking us out. No full time sales people have yet been employed. We have focused on answering direct inquires, positioning the Company to meet its growth potential. We have shipped to 16 countries and 23 states. Examples of applications include robotics, printing equipment, ground based satellite communication systems, movie camera positioning, corrugated machinery, deep sea oil explorations, amongst many others.

Green Energy Market

Today, no known companies are focused on developing and commercializing the unique properties of HGT for the wind power industry. The current fixed speed gearbox technology is plagued by reliability issues, high costs, and heavy weights. This is a driving factor for the market to move towards PMG’s (Permanent Magnet Generators). In a typical 3MW turbine, the traditional planetary gearbox might cost $400,000 and weigh over 20,000 kg. Typically, three (3) stages are necessary to increase the speed, and thus they have many moving parts. The inertia is high, so the cut in torque is also proportionately high. The current designs utilize standard involute tooth forms which generate heat and wear with every revolution; thus releasing metal particles into the lubricants. Frequent lubricant maintenance is necessary due to increasing environmental concerns, and gearbox replacement is often required in as little as 2 to 4 years. The current variable speed technology eliminates the gearbox and drives a permanent magnet generator at low speeds and high torques. As noted earlier, that method results in a reliance on rare-earth materials and greatly increases the diameter and weight of the generator.

The planned HGT is a single stage, high ratio, high efficiency speed increaser that resolves the gearing issue of the wind power industry.

We believe the potential impact of HGT is significant in the field of wind power generation. The use of harmonic gearing can eliminate one primary reason the industry is pushing towards direct drive generators with permanent magnets, that being failures and maintenance costs of traditional gearboxes. The expected cost, size, and reliability of the harmonic gearbox can eliminate the need to move to direct drives. The harmonic gearing solution will significantly reduce drive train cost, especially when coupled with an alternating current (AC) based, variable-speed generator as planned for the prototype. The harmonic gearing solution will reduce weight and size. As the technology will allow for ratios over 200:1 in a single stage, only one stage is required and moving parts are dramatically reduced. Harmonic gearing is highly efficient and generates very little heat; therefore, lubrication systems, maintenance, and costs may be reduced. The advanced HGT integrated with advanced variable speed, AC based generator can provide superior performance in the areas of initial equipment cost, installation costs, maintenance costs, reliability, and kWh with zero rare-earth permanent magnet content.

The technology is ready for:

●	Design and manufacture of prototypes and baseline testing of small scale generators of 10kW power capacity;

●	Research and development work to improve drive train efficiency; and

●	Research and development to scale up to larger power generators. Initial modeling indicates the technology is scalable to over 6MW power and over 5MNm torque capacities.

Our business approach is to utilize our manufacturing facility in New York for early prototypes and to fine-tune manufacturing first on smaller diameter units.

Health Care Market

The Company is seeking to further expand into the health care market with specialized drives for medical robots and prosthetic limbs. We believe many of the characteristics offered by our core drive technology may offer benefit in these applications.

Our concept is to build a flow joint for prosthetics. A flow joint is a joint that allows senses to flow bi-directionally through the joint. This development may lead toward sensory feedback and a more realistic function. Unlike standard gearing, our HGT can back drive. As an example of its application, for a motor/gear driven arm to straighten, the motor would need to be driven if the gearing cannot back drive. The same is true for an arm swinging while walking.

Our drives, unpowered, can back drive. We believe they can be developed to allow for a more natural use while saving power consumption and perhaps even for generating power to recharge the batteries. We are positioned well for this initiative as our drive technology is already bi-directional and allows power and energy to transfer through it in both directions, and existing core competency includes precise force sensing technology and product lines of semi-conductor strain wave force transducers.

In our current industrial control systems, force sensors are located in the machine for closed loop feedback to the drive. In a flow joint, the concept is to build sensors into the drive. Part of the flow joint concept is to break down basic articulation functions into simple linear and rotational reactionary forces, and provide a means to measure and translate them into electrical signals, all within the joint drive design. Both segments, the drive and sensing, are within the Company’s existing core competencies. Challenges include miniaturization and manufacturing techniques amongst others.

We believe there is a need for more natural and capable prosthetic limbs developed for disabled veterans. Congress has authorized funds for research and development of new prosthetic technology based upon recommendations of DARPA (Defense Advanced Research Project Agency) and the Veterans Administration. DARPA allocated $100,000,000 for a new prosthetic arm. While many new advances have been made, limitations still exist.

Ideally a prosthetic will be light weight, have strong force capabilities while allowing for fine motor control, provide sensation, have a power source that will last all day, look realistic, be durable, be affordable, and be manipulated by thought. Thought control of prosthetics is not within our business scope; however, many of the other factors are within our business scope. Our drives, in miniaturized form and specialized for the application may provide a path forward to advance the state of the art in prosthetics. The same characteristics that make HGT the drive of choice in space applications apply to joint manipulation. They are very light weight. They offer very high ratios in a single stage, thus allowing for fine motor control. Efficiency is key to battery life, and HGT offers very high efficiency. Both the efficiency and high ratio abilities allow for motors to be miniaturized while reducing power consumption and size. Size of internal components is critical to packing everything in to a limb to make it look realistic.

Another limitation is that prosthetics do not return a sense of joint position. Therefore, to use the device, the person wearing it must look at it. The flow joint is a concept that addresses this issue.

Currently, our management is at the early stage of our initiative to actively develop and bring to market high performance, motorized drives for prosthetic limbs. This effort is expected to move forward as a collaborative effort with research universities. We anticipate exclusive rights and/or licenses for all intellectual property. In keeping with our corporate strategy, where possible, we will seek government funding for research and development. While this initiative represents new potential markets for the Company, the planned research and development overlaps and provides significant benefit to us in the markets in which we currently sell.

The Company’s drives are currently used in the health care market in computerized physical therapy machines, and we have identified target accounts manufacturing medical imaging machinery for our existing product lines. We have established active contacts at a notable company directly involved in prosthetic design for DARPA and have manufactured prototypes and conducted early beta testing at a premier surgical robot company.

Research and Development

We did not incur any research and development expenses in fiscal year 2014. The majority of our engineering work is expensed as incurred as it is associated with expansion of our standard product line from which revenues are derived.

Manufacturing

The majority of our material components are subcontracted to CTKM with which we have formed a strategic alliance. CTKM is a Chinese government owned company supplying the harmonic gearing to the Chinese military, space agency, and domestically within China for general industrial use. As previously noted, we plan to move production to the United States for the defense and wind power industries. The CTKM manufacturing facility is ISO 9001 approved and will be maintained providing us a cost advantage in commercial product production. We are the exclusive sales representative and distributor for CTKM throughout the world for the sale and distribution of CTKM’s harmonic drive gearing products and any other products that CTKM may offer for sale, except in the People’s Republic of China.

Gearbox manufacturing and assembly currently occurs in our Port Jervis, New York facility. This work involves manufacturing from raw metal or castings and then assembling the harmonic component in the gearbox.

Our thru-hole circuit board assembly and control systems assembly of Conic Systems, Inc. control products is also located in our Port Jervis facility. This experience and know- how will be used to expand our product line to motor driven actuators.

We have two vendors capable of providing the necessary cutting tools in the United States.: (1) American Broach and Machine Co. and (2) The Broach Masters, Inc. Two additional vendors were located, one in Japan and another in South America. However, we have decided to purchase domestically. We do not have agreements with these vendors.

Limited acceptable vendor sources are available for custom cross roller bearings. We found two vendors capable of providing custom cross roller bearings: (1) Timken and (2) Luoyang Bearing Company, Luoyang China. While many companies offer this type of bearing, the Company has invested in sourcing its vendors as measured in terms of quality, pricing, and flexibility in production quantity by traveling internationally and visiting multiple factory sites and conducting over two (2) years of testing. We do not have agreements with these vendors.

After two (2) years of product testing and engineering, we released drives into the market in August 2009.

Engineering Project Categories

We have three (3) general engineering project categories:

1.	Continuous Improvement;

2.	New Technology Innovations and Development; and

3.	Production Engineering.

Continuous Improvements — The Company continuously works to expand and improve its platform harmonic gearing and controls standard products. This work commenced in 2007 and is expected to continue for the life of the product lines. We currently have a 42 page catalog. In 2013 and 2014, we expanded our line to include new gearheads and component set offerings. We also plan on introducing a standard line of actuators. One actuator prototype was manufactured in 2013 and is ready for testing. Scheduling for the design work is based upon specific sales opportunities and our current engineering project backlog.

New Technology Innovations and Development — The Company has initiated projects to expand its market reach through new technologies and innovations. The strategy includes achieving first mover status with intellectual property rights. Initiatives include turbine gearboxes, force sensing drives for medical and industrial robotics and environmentally friendly energy sources.

Production Engineering — The Company is expanding its U.S. production capability to augment its production in Beijing, China. This project is a high priority. Production improvements developed in the U.S. are intended to be implemented in Beijing as well. Key equipment and tooling vendors have been selected as well as equipment models. Tooling vendors have been validated at our Beijing factory.

Product Development

We collaborate closely with Beijing CTKM Harmonic Drive Co. LTD on product development, with the effort directed by us. The partnership leverages the combined experience and expertise of both companies with HGT. Engineering resources in the United States are being expanded for both production and research and development functions.

Intellectual Property

We currently rely on trade secrets, know-how, nondisclosure, confidentiality and other contractual arrangements to protect our technology and intellectual property. Through 2014, our product offerings total over 100 designs. We expand our product offering on an ongoing basis. On October 21, 2014, the United States Patent and Trademark office issued the Company a trade mark for the NAC logo and the word “NAC” with respect to gears, gearing for machines, strain wave gearing, and transmissions, other than for land use vehicles. In December 2014, the Company abandoned its effort for an overall patent on the use of harmonic gearing in turbine applications due to the costs associated with continuing to pursue the approval of the patent. The Company anticipates filing a new patent application less broad in scope and additional claims specific to inventive design attributes beneficial to turbine applications.

The Company and Beijing CTKM Harmonic Drive Co. LTD share some intellectual property and our existing contract includes some provisions for access to intellectual property, manufacturing know-how, patents, designs, materials and processes. We have agreed with Beijing CTKM Harmonic Drive Co. LTD in principal to draft a formal contract specific to engineering collaboration and mutual use of intellectual property within legal limits. We anticipate that agreement to be drafted in 2015.

Government Regulation

The U.S. government requires the Company to follow ITAR (International Traffic in Arms Regulations) compliant procedures for defense articles, defense services or related technical data. ITAR is a set of United States government regulations that control the export and import of defense-related articles and services. The principal products that we manufacture do not require any government approval. However, ITAR mandates that information and materials pertaining to defense and military related technologies only be shared with U.S. persons, unless authorization from the U.S. Department of State is received or a special exemption is used. For example, if the Company receives drawings from a defense contractor, it is prohibited from sharing those drawings and related information with a non-U.S. citizen without receiving prior approval from the U.S. Department of State. Due to ITAR, the Company cannot easily manufacture specialized drives for military and defense applications outside of the United States or share technical information regarding these applications with non-U.S. citizens, and as such, the Company continues to manufacture defense related products in the United States.

Employees

Our only direct employee is our Chief Executive Officer, Vincent Genovese. Aside from our Chief Executive Officer, we share three (3) full-time employees and one (1) part-time employee with Conic Systems, Inc. Additionally, although they do not receive a salary, our directors provide part time services and have responsibilities to the Company in areas such as engineering design, sales, marketing, financing and public relations.

Our Corporate History and Background

NAC Drive Systems, Inc. (formerly NAC Harmonic Drive, Inc.), our operating subsidiary, was formed in 2007 with a lineage dating to 1968. An affiliated company of the Company is Conic Systems, Inc. (“Conic”), which was formed in 1968 and introduced harmonic gearing to the printing industry and invented the harmonic differential, harmonic differential electronic tension control system, and the patented right angle harmonic differential. Vincent Genovese, the Company’s President and Chief Executive Officer, is also President and Chief Executive Officer of Conic.

We entered the market by developing a relationship with Beijing CTKM Harmonic Drive Co. LTD (“CTKM”), a Chinese company that manufactures products for the China Space Program. We are the exclusive sales representative and distributor for CTKM throughout the world for the sale and distribution of CTKM’s harmonic drive gearing products and any other products that CTKM may offer for sale, except in the People’s Republic of China. We entered into a five-year manufacturing and global distribution agreement with CTKM that includes the exclusive right to sell products produced at that factory outside of China and the exclusive right to manufacture, via subcontracting, at that factory products sold outside of China. The initial agreement was set to expire in October 2015. In October 2012, we entered into a new, longer-term agreement with CTKM that extends the term until 2022. The new agreement is for a period of ten (10) years with a 5-year cancellation notice. If the agreement is not terminated within five (5) years, the term extends for an additional ten (10) years.

Our vendor for harmonic gearing component sets is CTKM.

Conic was established in 1968 to bring harmonic differential gearboxes to the converting and printing markets. Overtime Conic developed closed loop tension control systems and tension transducers. Management believes that Conic developed an excellent reputation for having expertise in control of light materials in continuous web processing, and as a result, derived a significant portion of its income from the medical industry where light materials like gauze is prevalent. In addition to manufacturing harmonic gearboxes and controls, Conic designed and manufactured custom machinery, with a particular focus on the medical industry. Strategically in 1994, Conic chose to focus on building out its line of harmonic differentials and controls. It successfully introduced multiple harmonic gearbox product lines and tension control systems becoming the recognized industry leader in the printing industry.

In 2000, Conic operated as a consolidated subsidiary to Nireco Corporation, a publically traded company of Japan (“Nireco”), which held a twenty-five percent (25%) ownership interest in Conic. During such ownership, Nireco had significant influence on Conic’s activities.

Conic expanded sales of the Nireco line of industrial controls in North and South America and collaborated in engineering, product design and global market development planning. In 2004 Conic fully acquired Datatran Labs (“Datatran”), a co-located vendor. Conic and Datatran had collaborated since 1991 on electronic controls design that were integrated with Conic’s harmonic differential. In 2009, Conic repurchased the twenty-five percent (25%) ownership interest from Nireco and thereafter, neither company had any ownership interest in the other. Additionally, Conic retained distribution rights for portions of the NIRECO product line.

Since the acquisition from Nireco, Conic has been owned by Vincent Genovese, Conic’s Chief Executive Officer, and has operated on a parallel but legal stand-alone basis. Mr. Genovese is also Chief Executive Officer of the Company. Co-managed and located in the same place, the Company and Conic share resources including but not limited to personnel, plant and equipment, quality inspection, engineering, accounting and information system platforms. In the fourth quarter of 2010, our board of directors decided to attempt to fully acquire Conic and merge the two companies in order to provide us with uninhibited access to Conic’s harmonic gearbox manufacturing expertise and equipment. Today, the Company and Conic share facilities and equipment in Port Jervis, New York where small scale, specialized gearbox and electronic controls production are in place.

On May 6, 2014, NAC Harmonic Drive, Inc. changed its name to NAC Drive Systems, Inc.

After acquiring NAC Drive Systems, Inc. in April 2014, on July 15, 2014, we changed our name from LipidViro Tech, Inc. to NAC Global Technologies, Inc. to be more consistent with our wholly-owned subsidiary that conducts 100% of our operations.

Item 1A.          Risk Factors

Not required for smaller reporting companies.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.            Properties

The Company primarily operates out of Port Jervis, New York, where it is co-located with Conic. The Port Jervis facility is 12,000 sq. ft., consisting of manufacturing, warehouse, assembly, and office space.  It is owned by the Company’s Chief Executive Officer, Vincent Genovese, through an entity known as Skylands Real Estate Holdings and Development, LLC.  The property is leased by Conic for a base amount of $85,800 per year.  Taxes, insurance, utilities, and maintenance are borne by Conic.  The lease term is 180 months and is set to expire on September 30, 2024.  There is an option to renew for an additional 60 months at the then prevailing market rates.

Item 3.             Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.  From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business.

Item 4.             Mine Safety Disclosures

Not applicable.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Maters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the OTCBB under the symbol “NACG”. Prior to April 29, 2014 our common stock traded on the OTCBB under the symbol “LPVO”. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTC equity security generally is any equity security that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2014
	High	Low
First Quarter (January 1 – March 31)	$0.55	0.30
Second Quarter (April 1 – June 30)	$3.00	0.55
Third Quarter (July 1 – September 30)	$2.00	1.20
Fourth Quarter (October 1 – December 31)	$1.20	0.41

	2013
	High	Low
First Quarter (January 1 – March 31)	$0.30	0.30
Second Quarter (April 1 – June 30)	$0.30	0.30
Third Quarter (July 1 – September 30)	$0.30	0.30
Fourth Quarter (October 1 – December 31)	$0.30	0.30

Holders

As of April 15, 2015, there were approximately 1,660 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street” name through brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid dividends on our common stock, and our board of directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

Recent Sales of Unregistered Securities

On October 3, 2014 and December 23, 2014, pursuant to a securities purchase agreement, the Company sold to an investor a unit (the “Unit”) consisting of 12,500 shares of restricted common stock and a 12% note in the amount of $50,000. The 12% notes have a one (1) year term. The Unit was offered and sold in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We made this determination based on the representations of the investor which included, in pertinent part, that such investor (i) was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act (ii) was acquiring the Unit for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) agreed not to sell or otherwise transfer the Unit unless it was registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration were available, (iv) had knowledge and experience in financial and business matters such that he was capable of evaluating the merits and risks of an investment in the Company and was able to bear the economic risk of such an investment and (v) was not purchasing the Unit as a result of any general solicitation or advertising regarding the Unit. Each of the notes were amended in January 2015 to reflect that each note would be a 15% note and that each unit would consist of 50,000 shares of restricted common stock.

On October 20, 2014, and December 16, 2014, we completed private offerings of $93,000 aggregate principal amount of 8% Original Issue Discount Convertible Promissory Notes (with accredited investors for total net proceeds to the Company of $70,000 after deducting placement agent fees and other expenses. The 8% notes have a one (1) year term. The 8% notes was offered and sold in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We made this determination based on the representations of the investor which included, in pertinent part, that such investor (i) was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act (ii) was acquiring the Unit for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (iii) agreed not to sell or otherwise transfer the Unit unless it was registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration were available, (iv) had knowledge and experience in financial and business matters such that he was capable of evaluating the merits and risks of an investment in the Company and was able to bear the economic risk of such an investment and (v) was not purchasing the Unit as a result of any general solicitation or advertising regarding the 8% note.

Item 6.         Selected Financial Data

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

NAC Global Technologies, Inc. (referred to herein as the “Company,” “we” and “our”) is a development and manufacturing company. We manufacture and supply harmonic gearing technology (“HGT”), which is of key importance in the automation, robotics, and defense industries and is gearing technology for precision motion control applications. We have one operating subsidiary, NAC Drive Systems, Inc, and we are expanding our market reach into emerging clean energy and advanced robotic applications. Our corporate headquarters are located in Jacksonville, Florida, and we have manufacturing and warehousing facilities in Port Jervis, New York.

HGT is a critical drive to many industries including robotics, semi-conductor, aerospace, and defense. Additionally, HGT is widely used in motion control applications where precision, long-life, compactness, and reliability are important features. We operate in both the commercial and defense industry segments. Within the commercial segment we currently sell to the following industries, among others: robotic, printing, corrugated products, semi-conductor, and health care. Currently, approximately 90% of our revenues are derived from the commercial market.

We believe that the use of HGT will increase significantly into other industry segments over the next five (5) years. We believe that the use of HGT in wind turbines has the capability of being transformational to the industry by helping to resolve technical and reliability issues that have plagued the industry for decades. The global wind turbine gearbox market is expected to reach $8.1 billion by 2020 per PR Newswire (Source: Global Information Inc.). Additionally, we plan to expand into the health care market and have an intellectual property pipeline in both the health care and energy segments. We believe our health care initiative complements our defense related initiatives, specifically, because we believe there is a need for more natural and capable prosthetic limbs developed for disabled veterans. We are also exploring how our energy technologies may offer military and emergency power solutions for lightweight, portable power generators. As we further implement our growth strategy, we plan to strategically introduce new products that will diversify our current HGT platform, with a particular focus on new clean energy technologies. In executing on that strategy, we are planning a second product line for an environmentally friendly, non-volatile fuel cell product, suitable for use in aircraft, automotive, defense and portable power applications.

We plan to establish production in the United States for new defense and aerospace applications while maintaining sub-contracted manufacturing in Beijing for the majority of commercial applications. Additionally, we intend to augment existing facilities and equipment in the Port Jervis, New York facility, which will be used to manufacture early 100KW wind turbine gearboxes with HGT for lab and field testing as well as to begin research and development of motorized drives for prosthetic limbs. To date, U.S. domestic sales have been handled directly, as are some international sales. We have established distributors in Korea, Brazil, and India with more planned throughout Eastern and Western Europe in particular. We have active customers in Asia, South America, Europe, and the United States — in markets ranging from industrial winches to robots to defense. Our current customers include fortune 500 companies and applications such as robots for inspection of nuclear reactors, communication antennas, and medical machinery.

The sales cycle time for larger, higher volume and value applications ranges from 6 to 24 months. Some applications in the defense and aerospace markets require U.S. based manufacturing. Given the sales cycle time, we expect fairly linear growth in the near term with accelerated growth when larger applications in the sales pipeline start to reach full production phase.

Plan of Operations

In the year ended December 31, 2014 the Company was focused on positioning ourselves to execute on the demand for our HGT. The Company continues to receive requests from corporations globally for its HGT, with particularly strong requests in the robotics market. In the fourth quarter of 2014, we received a request from one robot manufacturer to commence production for them in 2015 at high production levels. We also we have in place a letter of intent with a major defense contractor with potentially high production levels. In order to execute on large scale production orders, the Company requires growth capital which was management’s focus in 2014 in bringing the Company’s shares to the public market. In addition to major production order requests, we continue to see broad, strong demand for our HGT from many industries and market geographies. First deliveries were made in industries including valve manufacturing, watch-making/jewelry manufacturing machinery, touch sensitive robots, photo-lithography systems for semiconductor manufacturing, high-resolution video/infrared security cameras, and human exoskeleton systems. New customers were booked in North America, Europe, the Middle East, and Asia. The Company  is actively engaged in span a range of industries, including aerospace, robotics, machine tools, printing, surgical devices, and solar aiming, and come from countries including the United States, Brazil, India, Israel, Denmark, and South Africa.

The Company’s resources are limited, and management’s focus in 2014 was both on operations and managing the transaction of being a public company. Year-over-year revenues decreased by 6% with revenue of $651,641 in 2014 compared to $691,286 in 2013. However, fourth quarter revenues in 2014 were $263,664, a 107% increase over the same period in 2013 and a 122% increase over the third quarter in 2014. We attribute the increase in revenues in the last quarter of 2014 to early, organic brand recognition and technology demand rather than marketing. Overall, management believes that the Company’s brand, technology, and customer demand are firmly validated.

In 2014, the Company raised $618,000 from the issuance of convertible debt with the majority of the proceeds used for the transition of becoming a public company. We require additional funding for working capital and expansion. Management is now beginning to shift its focus to short term revenue generation and profitability to reduce risk in the business model and advance the business. We are currently interviewing sales representatives across the United States, engaging in new product configurations to address customer demand and broad industrial market segments, and focusing on product sales that can be delivered using existing manufacturing capacity and capability to a broad spectrum of customers in the near term while the fund raising process continues.

As we further implement our growth strategy we plan to strategically introduce, through development and acquisition, new products that will diversify our current platform of harmonic gearing, with a particular focus on new clean energy technologies.  In executing on that strategy, in 2014 the Company engaged in a new technology offering of an environmentally friendly, non-volatile aluminum-air fuel cells, suitable for use in aircraft, automotive, defense and portable power applications. This initiative is in an early stage, and we do not expect to generate any revenues from this new technology in the next 12 months.

We do not anticipate generating profits for at least the next twelve months as plans include increased engineering and manufacturing investments. We believe profitability is achievable within 18 to 24 months without hindering our growth curve potential.

Results of Operations

Year ended December 31, 2014, compared with year ended December 31, 2013

Revenue. Sales revenues for the year ended December 31, 2014 totaled $651,641 as compared to $691,286 for the year ended December 31, 2013. NAC Drive Systems, Inc., our wholly owned operating subsidiary, generated all of our revenues via HGT product sales. Management attributes the decrease in revenues from shifting resources to preparing the Company to execute on larger sales opportunities in the sales pipeline. The downward trend is anticipated to reverse as the Company continues to execute on its strategy and business plan.

Cost of Goods - Gross Margins. Gross margins were $161,685 or 25% for the year ended December 31, 2014 as compared to $151,731 or 22% for the year ended December 31, 2013. Gross margins are expected to improve as revenues increase due to the economies of scale, reduced concentrations, and as we bring on more expensive, higher margin gearheads into our product mix.

Operating Expenses. Operating expenses for the year ended December 31, 2014 totaled $1,069,611 which included $240,375 in non-cash stock compensation expenses. Of this amount, $86,000 was given to an investor relations firm, $71,875 to a board member, and $82,500 for financial consulting.

Operating expenses for the year ended December 31, 2013 totaled $559,412, which included $215,625 in non-cash stock compensation expenses to a board member.

Net Loss. The net loss for the year ended December 31, 2014 was $1,529,563, including $240,375 in non-cash stock compensation expenses, $263,166 in debt discount expenses in connection with convertible notes, $275,000 in acquisition expenses for the acquisition of a public shell company, $391,319 in interest expenses, and $44,682 in derivative income.

The net loss for the year ended December 31, 2013 was $415,963 including $215,625 in non-cash stock compensation expenses and $8,282 in interest expenses.

Liquidity & Capital Resources

Cash and Working Capital

The Company incurred an operating loss of $907,926 for the year ended December, 31, 2014. As of December 31, 2014, the Company had cash and a stockholders’ deficit of $8,224 and $1,621,069 respectively. As of December 31, 2014, the Company had a working capital deficit of $1,686,266.

Cash Used in Operating Activities

During the year ended December 31, 2014, net cash used in operating activities amounted to $349,951 comprised of net loss of $1,529,563 positive adjustments to reconcile net loss to net cash used in operating activities of $540,542 and changes in operating assets and liabilities of $639,070, compared to net cash used in operating activities for the year ended December 31, 2013 of $167,616, which comprised of a net loss of $415,963, positive adjustments to reconcile net loss to net cash used in operating activities of $217,069, and changes in operating assets and liabilities of $31,278.

Cash Used in Investing Activities

During the year ended December 31, 2014, net cash used in investing activities amounted to $15,176, which comprised of deposits of $13,500 and cash paid for fixed assets of $1,676.  During the year ended December 31, 2013, net cash used in investing activities amounted to $18,044, which comprised of an increase in intangible assets.

Cash Provided by Financing Activities

During the year ended December 31, 2014, the Company received net cash of $363,082, which comprised of proceeds of $160,000 from short-term debt of related parties and proceeds of $292,000 from the issuance of convertible debt.  The Company also made payments of $24,790 for a secured bank note, $19,818 for short-term debt of related parties, and $44,310 for deferred offering and financing costs.  During the year ended December 31, 2013, the Company received net cash of $182,453, which comprised of proceeds of $166,000 from short-term debt of related parties and proceeds of $41,250 from the issuance of common stock.  The Company also made payments of $14,510 for a secured bank note and $9,000 for short-term debt from related parties.

Sources of Liquidity

We are an emerging growth company. Our cumulative net loss since our founding as of December 31, 2014 and December 31, 2013 was $2,257,424 and $727,861, respectively. A combination of short-term and long-term debt and private equity sales have assisted in funding our operations and expansion. Management’s strategy to achieve growth includes making investments in plant equipment, personnel, and intellectual property development.  In order to execute this strategy, we will need to raise additional capital through public or private equity offerings, debt financings or other means.  Management believes $500,000 is sufficient to start the next phase of the Company’s growth curve; however, we plan to raise between $1.5 million to $3.5 million to fund anticipated capital needs in the immediate three (3) years.

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

Private Placements

12% Convertible Promissory Notes

Overview. On April 29, 2014, we completed a private offering of $375,000 aggregate principal amount of 12% Convertible Promissory Notes (the 12% Convertible Notes”) by an institutional investor for total net proceeds to the Company of $365,000 after deducting placement agent fees and other expenses. As of January 30, 2015, the aggregate principal amount of the outstanding 12% convertible Notes was $375,000.

Maturity and Interest. The 12% Convertible Notes are due on April 29, 2015 if not converted prior to maturity and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or in shares of common stock on a monthly basis beginning on the sixth (6th) month anniversary of the issue date. Beginning September 29, 2014, and continuing on each of the following six (6) successive months thereafter, we are obligated to pay 1/7th of the face amount of the 12% Convertible Note and accrued interest. Such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 60% of the lowest VWAP for the 30 consecutive trading days immediately prior to such payment date.

Conversion. The 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price of $0.30, as adjusted from time to time. The 12% Convertible Note is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price with certain limited exceptions.

Prepayments. The 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days notice for 125% of the outstanding principal and any remaining interest through maturity.

The holders of these notes have the right to convert such notes into 1,250,000 shares of our common stock at any time.

15% Convertible Notes

Overview. On September 9, 2014, October 3, 2014 and December 23, 2014, we completed private offerings of $150,000 aggregate principal amount of 15% Convertible Promissory Notes, as amended, (the 15% Convertible Notes”) and 150,000 shares of the Company’s common stock with accredited investors for total net proceeds to the Company of $132,000 after deducting placement agent fees and other expenses. As of January 30, 2015, the aggregate principal amount of the outstanding 15% convertible Notes was $150,000.

Maturity and Interest. The 15% Convertible Notes are due on the one (1) year anniversary of their respective issuance date if not converted prior to maturity and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount on a quarterly basis beginning on the three (3) month anniversary of the respective issue date. Such payments shall, at the holder’s option, be made in cash or common stock with each share of common stock being ascribed a value that is equal to 70% of the lowest VWAP for the 10 consecutive trading days immediately prior to such payment date.

Conversion. The 15% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time after the occurrence of the 4-month anniversary of the issuance date. The shares of common stock issuable upon conversion of the 15% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price equal to 70% of the lowest VWAP for the 10 consecutive trading days immediately prior to such conversion date, as adjusted from time to time. The 15% Convertible Notes are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Prepayments. The 15% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days notice for 105% of the outstanding principal and any remaining interest through maturity. During the notice period, the notes may be converted at a conversion price equal to 70% of the lowest VWAP for the 10 consecutive trading days immediately prior to such conversion date.

The holders of these notes have the right to convert such notes into 612,246 shares of our common stock at any time.

8% Convertible Notes

Overview. On October 20, 2014, and December 16, 2014, we completed private offerings of $93,000 aggregate principal amount of 8% Original Issue Discount Convertible Promissory Notes (the 8% Convertible Notes”) with accredited investors for total net proceeds to the Company of $70,000 after deducting placement agent fees and other expenses. As of January 30, 2015, the aggregate principal amount of the outstanding 15% convertible Notes was $93,000.

Maturity and Interest. The 8% Convertible Notes are due on the one (1) year anniversary of their respective issuance date if not converted prior to maturity and accrue interest at a rate of 8% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis.

Conversion. The 8% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time beginning of the date which is 180 days following the issuance date. The shares of common stock issuable upon conversion of the 8% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price equal to 70% of the average of five (5) lowest closing bid prices of the common stock within the ten (10) trading days prior to the date of the conversion, as adjusted from time to time. The 8% Convertible Note is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

Prepayments.  The 8% Convertible Notes may be prepaid in whole or in part at any time upon three (3) days notice up to 140% of the outstanding principal, depending on the date of the prepayment notice, prior to the 180th day following the issuance date. The notes may not be prepaid after the 18th day following the issuance date.

The holders of these notes have the right to convert such notes into 379,592 shares of our common stock at any time.

January 2015 12% Convertible Notes

Overview. On January 8, 2015, we completed a private offering of $109,000 aggregate principal amount of 3% Original Issue Discount Convertible Promissory Notes (the “January 2015 12% Convertible Notes”) and warrants to purchase shares of the Company’s common stock with accredited investors for total net proceeds to us of $91,000 after deducting placement agent fees and expenses. As of January 30, 2015, the aggregate principal amount of the outstanding January 2015 12% Convertible Notes was $109,000.

Maturity and Interest. The January 2015 12% Convertible Notes are due on January 8, 2016, if not converted prior to maturity and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Beginning July 8, 2015, and continuing on each of the following six (6) successive months thereafter, the Company is obligated to pay 1/7th of the face amount of the Notes and accrued interest. Such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 60% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion. The January 2015 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the January 2015 12% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) the lesser of (a) $0.50 or (b) 80% of the price at which the Company next issues shares of common stock or common stock equivalents, as adjusted from time to time. The January 2015 12% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price with certain limited exceptions

Warrants. The warrants issued in the offering are exercisable for an aggregate of 21,800 shares of the Company’s Common Stock. The warrants are exercisable for a period of two years from the original issue date. The exercise price with respect to the warrants is $0.63 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

Prepayments. The January 2015 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days notice up to 125% of the outstanding principal and interest.

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

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts.  The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders.  Accounts are generally considered past due after thirty (30) days.  Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period.   The Company has determined that no allowance for doubtful accounts is required as of December 31, 2014 and December 31, 2013.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 8.            Financial Statements and Supplementary Data

The financial statements, notes to the financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

ITEM 9.          Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As of December 31, 2014, we have identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2014 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed
Vincent Genovese	50	Chief Executive Officer, Chief Financial Officer, President and Director	April 29, 2014
Jose Pujol	32	Secretary, Treasurer and Director	April 29, 2014
Rita M. O’Connor	45	Director	May 22, 2014
Edward C. Haversang	50	Director	May 22, 2014
Brian St. Denis	45	Director	May 22, 2014

Vincent Genovese has more than 20 years of executive management experience and has worked for over 30 years in the field of harmonic gearing technology and industrial controls. His leadership experience includes international business development, high-tech industrial product line development, new product launches, engineering management, research and development management, domestic and international sales and marketing management, electronics manufacturing, high precision mechanical manufacturing, financial management and reporting. In 1990 he purchased Conic Systems, Inc. (“Conic”), a small harmonic gearbox manufacturer, and expanded its product line and market to become the leading supplier of harmonic differentials and automated differential control systems in North America. Successful Conic product launches included multiple lines of harmonic phase shifting and speed changing precision gearboxes, analog and digital drive controls, semi-conductor strain gauge force sensors, digital print register systems, as well as customized machinery for web printing and converting, rechargeable battery material production, and various bio-medical applications for leading multi-national corporations. In 2000, he restructured Conic in a joint venture with Nireco Corporation of Japan, a publically traded company, forming Nireco America Corporation as a consolidated subsidiary of Nireco. As President and Chief Executive Officer of Nireco America, Mr. Genovese led operations in North and South America and worked extensively on international market development. He successfully established sales engineering offices in Brazil, managing large steel manufacturing process control projects with international steel companies. New product launches and systems development projects included high speed, automated, print inspection systems and automatic, color monitoring camera systems for which the company won the FTA Technical Achievement Award. In 2007 he co-founded NAC Drive Systems, Inc. to introduce product lines of harmonic gearing components, gearheads, actuators, and controls. Mr. Genovese has extensive experience and know-how in tooling, manufacturing, and special techniques in harmonic gearbox manufacturing and has a patent (US) for a harmonic gearbox design and several patents pending. He has published numerous articles on harmonic gearing and industrial control technology. He has presented at national technical conferences. He holds a BS in Engineering from the New Jersey Institute of Technology. Mr. Genovese’s volunteer positions have included Chair for the TLMI Print Quality Improvement Committee; Board Director for a 501(c)-3 charity, volunteer firefighter and line officer, emergency medical technician, and youth sports coach.

Mr. Genovese is qualified to serve on our board of directors because of his experience in the harmonic gearing industry and as co-founder of NAC Drive Systems, Inc.

Rita O’Connor has more than 20 years of experience including successful initial public offerings, private equity raises, debt restructurings and mergers, acquisitions and divestitures as well as strong skills in the areas of SEC reporting, financial modeling, investor relations, strategic planning and cash management. Since 2013, Ms. O’Connor has served as the Chief Financial Officer of Kent Place School, an independent, nonsectarian, college-preparatory day school and is responsible for directing and controlling all phases of business and financial operations.

Prior to her role at Kent Place School, from 2009 to 2012, Ms. O’Connor was with Xanodyne Pharmaceuticals, Inc., a specialty pharmaceutical company specializing in pain management and women’s health, as Chief Financial and Information Officer where she facilitated the sale of the assets of the company to provide a return of capital to investors. Ms. O’Connor spent nearly five years at Adams Respiratory Therapeutics (“Adams”), a publicly-held specialty pharmaceutical company where she served most recently as Chief Financial Officer and Treasurer until its acquisition in January 2008. Before she joined Adams, Ms. O’Connor spent seven years at Schering-Plough Corporation in a series of positions of increasing responsibility within the corporate global finance department. Ms. O’Connor began her career in the audit department at Deloitte, where she progressed to audit manager, including a two-year program in Deloitte’s national office in the technical accounting research department. Ms. O’Connor has a B.S. degree in accounting from Rutgers University and is a Certified Public Accountant.

Ms. O’Connor is qualified to serve on our board of directors because of her business and financial experience in the start-up sector.

Edward Haversang has served as an independent director since December 2008 following the Company’s inception serving in various advisory roles including initial website design, company direction and partnering with key members. He has worked with large prospects of the Company that have significant business value to the Company.

At Praxair (NYSE: PX), he has worked as Director of Distributor Sales and Bulk Products for Praxair Distribution Inc. (PDI) since September 2010 to present selling to significant global accounts as well as providing business development support to regional sales teams. From 2001 to 2008, Mr. Haversang was with Praxair Services Inc. working with Fortune 500 top tier energy companies throughout North America in plant turnaround, inspection and technical services. From 2009 to 2010, he worked with Techcorr USA to startup northeast US sales and services in Non Destructive Testing and Engineering Services for the Energy and Power industries. In 2010, he was Business Development Manager for Mistras Group (NYSE: MG) in their Non-Destructive Testing and Engineering Group. Mr. Haversang served as an account executive with Teleran Technologies from 2000 to 2001 where he successfully introduced Data Warehouse and Business Intelligence software and services to top tier pharmaceutical, banking, brokerage firms throughout North America. From 1994 to 2000, he served in various sales roles in Liquid Carbonic prior to merger with Praxair in the Packaged Gases business throughout northeast US and in the company’s Merchant Gases business in New York City and New Jersey.

With Control Instruments from 1987 to 1994 in key roles of Product Manager and ultimately Marketing and Sales Manager, Mr. Haversang led the company’s sales efforts for Hazardous Gases Detection and Monitoring Equipment throughout the US and Europe. He also worked with Shelby Jones Company (Upper Darby, PA) as New York City Area Manager offering pressure, temperature and process monitoring equipment to the power and energy markets from 1990 to 1993.

Mr. Haversang received his B.A. in Business Administration from William Paterson University in 1987. He is involved in several charitable organizations including Board of Deacons at First Presbyterian Church of Caldwell, Church Life Committee, Children’s Mission Golf Committee, Treasurer and Board Member of FCSA Children’s and Disabled American’s Fund 501-(c)3.

Mr. Haversang is qualified to serve on our board of directors because of his management experience and as co-founder of the NAC Drive Systems, Inc.

Brian St. Denis has 21 years’ experience in the motion control, defense, and aerospace markets. Thirteen of these years were with competitor HD Systems/Harmonic Drive LLC where he held positions including Marketing Manager, Engineering Manager, Director of Sales, and Vice President. He was responsible for developing and implementing market and product development strategies in the robotics, factory automation, and military markets. In addition he was responsible for the technical review and approval of custom actuator and motion control product designs.

Mr. St. Denis held the position of Product Marketing Manager at Rockwell Automation, a global leader in factory automation, where he was responsible for the company’s engineered-to-order high precision motion control platforms as well as multi-axis linear actuator systems. He led a strategic deployment team which developed and implemented a market, technology, and product roadmap. Since 2007, Mr. St. Denis has served as General Manager at Beta Transformer Technology Corporation, a leading provider of magnetic products to the defense and aerospace markets. He is responsible for all functional departments, including marketing, sales, engineering, quality, and production. Mr. St. Denis leads product development, key account sales, worldwide pricing agreements and implements strategic growth plans.

Mr. St. Denis has a Bachelors of Engineering and Master of Science in Mechanical Engineering from SUNY Stony Brook, and an MBA from Long Island University. He is a Licensed Professional Engineer in New York State.

Mr. St. Denis is qualified to serve on our board of directors because of his experience with HGT, general and plant management, motion control, and the defense and aerospace markets.

Jose Pujol has 11 years’ experience in operations, finance, import-export, inventory control, technical sales, and engineering product support. He has served as the Director of Operations and Finance for NAC Drive Systems, Inc. and General Manager for Conic Systems, Inc. since 2011. His primary responsibilities include accounting, audit preparation, inventory control, and customer service. He acts as the liaison with the Company’s production in Beijing and controls the import/export functions. He serves as the Corporate Secretary of NAC Drive Systems, Inc.

From 2003 to 2011, Mr. Pujol served as a Field Sales/Service Engineer and then Customer Support Manager for Conic Systems, Inc. In these capacities, he traveled extensively interfacing with customers, sales representatives, and distributors throughout North America, Mexico and Brazil. He has worked considerably with vendor partners in China and Japan, coordinating customer projects and new product support plans. Mr. Pujol has deep experience in analog and digital controls, quality testing, and electronic controls production. He has organized and managed the sales, installation, customer support and interface with overseas engineering teams to successfully complete many complex industrial control projects throughout the United States and Brazil.

Prior experience was at Nubenco, an international distributor of medical supplies and machinery. From 2003 to 2005, Mr. Pujol served as Nubenco’s Registration Liaison. Mr. Pujol managed import-export functions between China, the USA, and Latin America and was responsible for ensuring that requisite government regulations in the US and Latin America were met by manufacturers within mainland China. In this position he controlled global inventory levels at locations on four continents. He was responsible for sales inventory projections and successfully developed and launched a new hardware/software system as a systems development engineer specific to this purpose.

Mr. Pujol holds a BS in Computer Engineering from the New Jersey Institute of Technology and is bilingual in English and Spanish.

Mr. Pujol is qualified to serve on our board of directors because of his experience in operations, accounting, import-export, inventory control, technical sales, engineering, and international product support.

Board Committees

Our Board of Directors currently has no committees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions with Related Parties, and Director Independence,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2014, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

Item 11.          Executive Compensation

Summary Compensation Table for Fiscal Years 2014 and 2013

 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014, and 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vincent Genovese(1) Chief Executive	2014	164,178	0	0	0	0	0	0	164,178
Officer, Chief Financial Officer and President	2013	50,580	0	0	0	0	0	0	50,580

Joes L. Pujol, Jr.(2)	2014	0	0	0	0	0	0	0	0
Secretary	2013	0	0	0	0	0	0	0	0

Thomas J. Howells(3)	2014	0	0	0	0	0	0	0	0
Former President	2013	0	0	0	0	0	0	0	0

Shelley Goff(4)	2014	0	0	0	0	0	0	0	0
Former Secretary	2013	0	0	0	0	0	0	0	0

(1)	Mr. Genovese was appointed as our Chief Executive Officer and President on April 29, 2014. The amounts set out in the table above for Mr. Genovese for the year 2013 reflect compensation paid by NAC Drive System, Inc., which became our wholly-owned subsidiary on April 29, 2014. Mr. Genovese only received compensation for the year 2013.
(2)	Mr. Pujol was appointed as our Secretary and Director of Operations and Finance on April 29, 2014. Mr. Pujol did not receive compensation for the years 2013 and 2012.
(3)	Mr. Howells resigned from his position as President on April 29, 2014.
(4)	Ms. Goff resigned from her position as Secretary on April 29, 2014.

Employment Agreements

We entered into an employment agreement, dated April 21, 2014 with Vincent Genovese, our Chief Executive Officer. The employment agreement has an initial term of three (3) years beginning on April 21, 2014. In addition the employment agreement provides Mr. Genovese with a base salary of $200,000 per year. The employment agreement also provides for:

●	Payment of all properly documented and approved expenses for travel.

●	Eligibility to participate in equity-based compensation plans that may be established by the board of directors from time to time applicable to the executive’s services.

We do not have an employment agreement with Jose L. Pujol, Jr., our Secretary and Treasurer.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of December 31, 2014:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan wards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)

Vincent Genovese	-	-	-	-	-	-	-	-	-
Jose L. Pujol, Jr.	-	-	-	-	-	-	-	-	-

Director Compensation for Fiscal 2014

The Company compensates our non-employee directors on a negotiated basis including expenses for their service. The table below summarizes the compensation earned by our non-employee directors for the fiscal year ended December 31, 2014.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Rita M. O’Connor	0	287,500	0	0	0	0	0
Edward Haversang	0	0	0	0	0	0	0
Brian St. Denis	0	0	0	0	0	0	0

Pension Benefits

We do not have any defined pension plans

Potential Payments upon Termination or Change in Control

Our Chief Executive Officer’s employment agreement, calls for potential payments upon termination (without cause) or a change in control.

Item 12.          Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2015 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding common stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 15, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares of common stock that such person or persons has the right to acquire within 60 days of April 15, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of common stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o NAC Global Technologies, Inc., 4720 Salisbury Road, Jacksonville, FL 32256.

	Shares owned before Offering(1)
Name and address of beneficial owner	Number	Percent
5% Shareholders
None, other than certain persons listed under “Directors and Executive Officers”

Directors and Executive Officers
Vincent Genovese	16,013,589	63.4%
Rita M. O’Connor	360,032	1.4%
Edward C. Haversang	673,103	2.7%
Brian St. Denis	5,243,942	20.8%
Jose Pujol	360,032	1.4%
All directors and officers as a group (5 people)	22,650,698	89.7%

(1)      Based on 25,250,001 shares of common stock issued and outstanding as of April 15, 2015. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Equity Compensation Plan Information as of December 31, 2014

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	-

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

On August 24, 2011, the Company entered into a Shareholder Option Sale Agreement (the “Purchase Agreement”) with Mr. Genovese, the Company’s Chief Executive Officer, to acquire all of his shares in Conic at an agreed consideration of $1,200,000, which increases at a rate of 4.875% per year.

In connection with the Purchase Agreement, the Company has paid to Mr. Genovese $63,800 and $50,300 as of December 31, 2014 and December 31, 2013, respectively, which is reported as a deposit in the consolidated balance sheets. Such deposit, which is currently being held by Mr. Genovese, will be applied towards the purchase price for the Conic shares if the acquisition closes or refunded to the Company in the event that the acquisition does not close on or before the last business day of the fourth quarter of fiscal year 2015. The Company made an additional payment of $13,500 to Mr. Genovese during the six months ended June 30, 2014 because it anticipated having additional funding available in July 2014 to make payments under the ten-year payout agreed to by the Company and Mr. Genovese (this ten-year payout was subsequently voided in a side letter agreement as noted below). However, the additional funding was not available in July 2014 as expected. The Company does not intend to, nor is the Company required to, make any additional payments to Mr. Genovese under the Purchase Agreement. As of December 31, 2014, the Company has not acquired any shares from Mr. Genovese and has no current plans or means to consummate the acquisition of Conic.

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

The Company recognized revenues for products sold to Conic amounting to $36,195and $23,496for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, outstanding accounts receivable from Conic for such sales were $24,449and $2,129, respectively.

Conic also bills the Company for certain expenses related to payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of the Company. Payroll and employee benefits billed to the Company were for personnel who spend a percentage of their time on the Company’s operations. The administrative and warehouse facilities used by the Company are owned by the majority shareholder and the allocable cost related to the use of these facilities are likewise charged to the Company by Conic. For the year ended December 31, 2014, Conic billed the Company a monthly fee of $137,548. The outstanding amount payable to Conic related to the above expenses amounted to $144,646 as of December 31, 2014.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we do not have a requirement that a majority of our directors are not independent. We have, however, reviewed and determined that our board of directors does consist of a majority of independent board members. We have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions); and

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that Rita O’Connor, Edward Haversang and Brian St. Denis are independent directors. We do not have an audit committee, compensation committee or nominating committee.

Item 14.          Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed and expected to be billed by MaloneBailey LLP for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2014 and for the review of our consolidated financial statements for the fiscal year ended December 31, 2014 as well as services associated with the Form S-1 Registration Statement are $53,000. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2013 were approximately $52,000.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed by MaloneBailey LLP, $0.00 and $0.00, respectively for professional services rendered for tax compliance, tax advice, and tax planning. The billings received by the Company in 2014 for professional services rendered for tax compliance, tax advice, and tax planning pertain to tax years 2013 and prior.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2014 and 2013.

We do not have an audit committee. Our entire Board approves in advance audit and non-audit services to be provided by our independent accounting firms. No audit-related services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal years ended December 31, 2014 and December 31, 2013.

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2014 and, 2013, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, the footnotes thereto, and the respective reports of MaloneBailey LLP, an independent registered public accounting firm, is filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement by and between NAC Global Technologies, Inc. (formerly known as LipidViro Tech, Inc.), NAC Harmonic Drive, Inc., the principal shareholders of LipidViro Tech, Inc. and the shareholders of NAC Harmonic Drive, Inc., dated April 29, 2014(1)
3.1(i)(a)	Articles of Incorporation(1)
3.1(i)(b)	Articles of Merger filed with the States of Nevada and California, October 4, 2001(1)
3.1(i)(c)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada September 9, 2003(6)
3.1(i)(d)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada February 5, 2004(6)
3.1(i)(e)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada August 18, 2008(6)
3.1(i)(f)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada July 15, 2014(2)
3.1(ii)	By-Laws(1)
4.1	12% Convertible Promissory Note, dated April 29, 2014(4)
4.2	Form of 15% Convertible Promissory Note(8)
4.3	Form of 8% Convertible Promissory Note(6)
4.4	Form of 3% Convertible Promissory Note(7)
4.5	Form of Warrant dated January 8, 2015(7)
10.1	Securities Purchase Agreement, dated April 29, 2014(4)
10.2	Registration Rights Agreement, dated April 29, 2014(4)
10.3	Form of Securities Purchase Agreement, 15% Convertible Note Offerings(8)
10.4	Form of Securities Purchase Agreement, 8% Convertible Note Offerings(6)
10.5	Securities Purchase Agreement, dated January 8, 2015(7)
10.8	Exclusive Manufacturing and Sales Representative and Distributor Agreement, by and between Beijing CTKM Harmonic Drive Co. LTD and NAC Harmonic Drive, Inc.(5)
10.9	New York Lease Agreement(4)
10.10	Florida Lease Agreement(4)
10.11	Agreement by and between NAC Global Technologies, Inc. and Conic Systems, Inc., dated August 25, 2014(3)
10.12†	Employment Agreement — Vincent Genovese(3)
10.13†	Agreement with Chief Executive Officer of Conic Systems Inc.(5)
21.1	List of Subsidiaries(6)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†         Management Contract or compensatory plan or arrangement

(1)      Filed as an Exhibit on 10-SB12G Registration Statement filed with the SEC on March 1, 2002.

(2)      Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on July 16, 2014

(3)      Filed as an Exhibit on Amendment No. 3 to Current Report to Form 8-K filed with the SEC on August 26, 2014.

(4)      Filed as an Exhibit on Amendment No. 2 to Current Report to Form 8-K filed with the SEC on July 21, 2014

(5)      Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on May 5, 2014.

(6)      Filed as an Exhibit on Form S-1 filed with the SEC on December 15, 2014.

(7)      Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on January 12, 2015.

(8)      Filed as an Exhibit on Form S-1/A filed with the SEC on January 20, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAC Global Technologies, Inc.

Date: April 15, 2015	By:	/s/ Vincent Genovese
Vincent Genovese
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2015	By:	/s/ Vincent Genovese
Vincent Genovese
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

Date: April 15, 2015	By:	/s/ Jose L. Pujol, Jr.
Jose L. Pujol Jr.
Secretary, Treasurer, and Director

Date: April 15, 2015	By:	/s/ Rita M. O’Connor
Rita M. O’Connor Director

Date: April 15, 2015	By:	/s/ Brian St. Denis
Bran St. Denis
Director

Date: April 15, 2015	By:	/s/ Edward Haversang
Edward Haversang
Director

EXHIBIT  INDEX

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement by and between NAC Global Technologies, Inc. (formerly known as LipidViro Tech, Inc.), NAC Harmonic Drive, Inc., the principal shareholders of LipidViro Tech, Inc. and the shareholders of NAC Harmonic Drive, Inc., dated April 29, 2014(1)
3.1(i)(a)	Articles of Incorporation(1)
3.1(i)(b)	Articles of Merger filed with the States of Nevada and California, October 4, 2001(1)
3.1(i)(c)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada September 9, 2003(6)
3.1(i)(d)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada February 5, 2004(6)
3.1(i)(e)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada August 18, 2008(6)
3.1(i)(f)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada July 15, 2014(2)
3.1(ii)	By-Laws(1)
4.1	12% Convertible Promissory Note, dated April 29, 2014(4)
4.2	Form of 15% Convertible Promissory Note(8)
4.3	Form of 8% Convertible Promissory Note(6)
4.4	Form of 3% Convertible Promissory Note(7)
4.5	Form of Warrant dated January 8, 2015(7)
10.1	Securities Purchase Agreement, dated April 29, 2014(4)
10.2	Registration Rights Agreement, dated April 29, 2014(4)
10.3	Form of Securities Purchase Agreement, 15% Convertible Note Offerings(8)
10.4	Form of Securities Purchase Agreement, 8% Convertible Note Offerings(6)
10.5	Securities Purchase Agreement, dated January 8, 2015(7)
10.8	Exclusive Manufacturing and Sales Representative and Distributor Agreement, by and between Beijing CTKM Harmonic Drive Co. LTD and NAC Harmonic Drive, Inc.(5)
10.9	New York Lease Agreement(4)
10.10	Florida Lease Agreement(4)
10.11	Agreement by and between NAC Global Technologies, Inc. and Conic Systems, Inc., dated August 25, 2014(3)
10.12†	Employment Agreement — Vincent Genovese(3)
10.13†	Agreement with Chief Executive Officer of Conic Systems Inc.(5)
21.1	List of Subsidiaries(6)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†         Management Contract or compensatory plan or arrangement

(1)      Filed as an Exhibit on 10-SB12G Registration Statement filed with the SEC on March 1, 2002.

(2)      Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on July 16, 2014

(3)      Filed as an Exhibit on Amendment No. 3 to Current Report to Form 8-K filed with the SEC on August 26, 2014.

(4)      Filed as an Exhibit on Amendment No. 2 to Current Report to Form 8-K filed with the SEC on July 21, 2014

(5)      Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on May 5, 2014.

(6)      Filed as an Exhibit on Form S-1 filed with the SEC on December 15, 2014.

(7)      Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on January 12, 2015.

(8)      Filed as an Exhibit on Form S-1/A filed with the SEC on January 20, 2015.

NAC GLOBAL TECHNOLOGIES, INC.

December 31, 2014 and December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

NAC Global Technologies, Inc.

Port Jervis, NY

We have audited the accompanying consolidated balance sheets of NAC Global Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NAC Global Technologies, Inc. and its subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit.  These raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 15, 2015

NAC GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2014	2013

ASSETS

Current assets:
Cash	$8,224	$10,269
Accounts receivable	91,480	93,854
Inventories	35,168	51,033
Prepaid expenses	10,500	-
Deferred offering and financing costs	48,725	47,449
Total current assets	194,097	202,605

Equipment	1,397	-
Intangible asset	-	33,369
Deposits	63,800	50,300

Total assets	$259,294	$286,274

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$390,578	$239,123
Accounts payable - related party	144,646	62,573
Accrued expenses	129,145	5,756
Line of credit	84,700	109,490
Convertible notes, net of debt discount of $164,421 and $0	453,579	-
Short-term debt - related parties	380,500	237,000
Derivative liability	297,215	-
Total current liabilities	1,880,363	653,942

Long-term debt - related party	-	3,318
Total liabilities	1,880,363	657,260

Stockholders' deficit

Common stock, $0.001 par value; 150,000,000 shares authorized;
and 25,250,001 shares issued and outstanding	25,250	22,765
Additional paid in capital	611,105	334,110
Accumulated deficit	(2,257,424)	(727,861)

Total stockholders' deficit	(1,621,069)	(370,986)

Total liabilities and stockholders' deficit	$259,294	$286,274

See accompanying notes to consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2014	2013

Revenues	$651,641	$691,286
Cost of goods sold	489,956	539,555
Gross profit	161,685	151,731

Operating expenses
Selling, general and administrative expenses	1,069,611	559,412

Net loss from operations	(907,926)	(407,681)

Other income (expenses)
Acquisition expenses	(275,000)	-
Interest expense	(391,319)	(8,282)
Unrealized derivative gain	44,682	-

Net loss	$(1,529,563)	$(415,963)

Net loss per share - Basic and diluted	$(0.06)	$(0.02)

Weighted average shares outstanding - Basic and diluted	24,351,705	22,764,969

See accompanying notes to consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2012	22,713,312	$22,713	$77,287	$(311,898)	$(211,898)

Shares issued for cash	51,657	52	41,198	-	41,250

Stock compensation expense	-	-	215,625	-	215,625

Net loss for the year				(415,963)	(415,963)

Balance - December 31, 2013	22,764,969	22,765	334,110	(727,861)	(370,986)

Reverse merger adjustment	1,875,000	1,875	(1,875)	-	-

Shares issued for services	555,032	555	239,820	-	240,375

Shares issued with debt	50,000	50	34,530	-	34,580

Shares issued as financing fees	5,000	5	4,520	-	4,525

Net loss for the year				(1,529,563)	(1,529,563)

Balance - December 31, 2014	25,250,001	$25,250	$611,105	$(2,257,424)	$(1,621,069)

See accompanying notes to consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,529,563)	$(415,963)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	279	-
Bad debt expense	586	1,444
Stock compensation expense	240,375	215,625
Write off of intangible asset	33,369	-
Write off of deferred offering costs	47,449	-
Unrealized derivative gain	(44,682)	-
Amortization of debt discount and deferred financing	263,166	-
Changes in operating assets and liabilities
Accounts receivable	1,788	(2,433)
Inventory	15,865	(17,831)
Prepaid expenses	(10,500)	-
Accounts payable	426,455	104,690
Accounts payable - related party	82,073	(16,261)
Accrued expenses	123,389	1,363
Deferred revenue	-	(38,250)

Net cash used in operating activities	(349,951)	(167,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,676)	-
Increase in intangible asset	-	(18,044)
Deposits	(13,500)	-

Net cash used in investing activities	(15,176)	(18,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of the line of credit, net	(24,790)	(14,510)
Proceeds from short-term debt - related parties	160,000	166,000
Payments of short-term debt - related parties	(19,818)	(9,000)
Proceeds from sale of common stock	-	41,250
Proceeds from convertible debt	292,000	-
Payment of deferred offering costs	(44,310)	(1,287)

Net cash provided by financing activities	363,082	182,453

NET DECREASE IN CASH	(2,045)	(3,207)

CASH AT BEGINNING OF PERIOD	10,269	13,476
CASH AT END OF PERIOD	$8,224	$10,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$23,785	$6,580
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Shares issued with debt	$34,580	$-
Shares issued as deferred financing cost	4,525
Debt discount resulting from derivative liability	341,897	-
Acquisition expenses paid out of convertible debt proceeds	275,000	-

See accompanying notes to consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash and cash equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

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

Accounts receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders. Accounts are generally considered past due after 30 days. Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period. The Company has determined that no allowance for doubtful accounts is required as of December 31, 2014 and 2013.

Inventory

Inventory consists primarily of purchased finished goods and packaging materials. Inventory costs are determined using the average method and are carried at the lower of cost or net realizable value. Inventory is reviewed periodically for slow-moving and obsolete items.

Deferred offering costs

Deferred offering costs at December 31, 2014 and 2013 include costs incurred from third parties in connection with the Company’s planned equity offering. Such costs will be offset against future proceeds from the sale of shares of common stock arising from such equity offering. At December 31, 2014, deferred offering costs were written off to zero based on management’s assessment that the planned equity offering is not likely to occur.

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets of 2 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense was $279 and $0 for the years ended December 31, 2014 and 2013, respectively.

Intangible assets

Intangible assets represent legal costs and fees incurred by the Company in connection with its application process for several patents in which final acceptance is pending. Such costs are capitalized until approval of the patents are secured and will be amortized over the patents’ estimated useful lives. The intangible assets were fully written off as of December 31, 2014 due to non-approval of the Company’s patent applications.

Long-lived assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. When such events or changes in circumstances occur, the Company recognizes an impairment loss if the undiscounted future cash flows expected to be generated by the asset is less than the carrying value of the related asset. In those circumstances an impairment loss is recorded to adjust the asset to its fair value. Management has determined that no impairment exists as of December 31, 2014 and 2013.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was $6,584 and $0 for the years ended December 31, 2014 and 2013, respectively.

Warranty costs

Provisions for estimated warranty and other related costs are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plan. The Company’s estimates are based on historical experience. At December 31, 2014 and 2013 there was no warranty liability accrued.

Stock-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification (FASB ASC) 740-10-65. These standards require management to perform evaluation of all income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed to all open tax years, as defined by the various statutes of limitations, for federal and state purposes.

The Company is required to file federal and state income tax returns. With limited exceptions, NAC is no longer subject to U.S. federal income tax and state income tax examinations for years before 2008.

Management has performed its evaluation of all other income tax positions taken on all open income tax returns and has determined that there were no positions taken that do not meet the “more likely than not” standard. Accordingly, there are no provisions for income taxes, penalties or interest receivable or payable relating to uncertain income tax provisions in the accompanying financial statements.

From time to time, NAC may be subject to interest and penalties assessed by various taxing authorities. These amounts have historically been insignificant and are classified as income taxes when they occur.

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

Three customers accounted for approximately 34%, 17% and 10%, respectively, of the Company’s revenues for the year ended December 31, 2014. Two customers accounted for approximately 28% and 21% of the Company’s revenues for the year ended December 31, 2013. In addition, these customers accounted for 46% and 17% of the Company’s accounts receivable balance at December 31, 2014 and 2013, respectively.

Year Ended December 31, 2014	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$222,264	34%	$21,708	24%
	2	$111,200	17%	$-	-%
	3	$67,392	10%	$20,592	22%
		$400,856	61%	$42,300	46%

Year Ended December 31, 2013	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$191,223	28%	-	-%
	2	$147,420	21%	$15,876	17%
		$338,643	49%	$15,876	17%

The Company sells to both domestic and international customers. For the years ended December 31, 2014 and 2013, revenues generated through transactions with international customers amounted to approximately 25% (17 % Hong Kong, 3% India, 3% Canada, 2 % other) and 30% (28% Hong Kong, 2% other) respectively, of the Company’s total revenues respectively.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2014.

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$297,215	$-	$-	$297,215

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2013	$-
Fair value of embedded conversion derivative liability at issuance	341,897
Unrealized derivative gain included in other expense	44,682
Balance at December 31, 2014	$297,215

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. The derivative liability is marked to market at each reporting period and changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black-Scholes option pricing model:

	At issuance	At Dec 31, 2014
Market value of stock on measurement date	$0.55	$0.48
Risk-free interest rate	0.11%	0.04%
Dividend yield	0%	0%
Volatility factor	64%	151%
Term	1 year	0.33 year

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

On July 15, 2014, LipidViro changed its name to NAC Global Technologies, Inc.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year December 31, 2014, the Company incurred net losses of $1,529,563 and has a working capital deficit of $1,621,069. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories at December 31 consist of the following:

	2014	2013
Finished goods	$30,375	$47,188
Packaging materials	4,793	3,845
	$35,168	$51,033

NOTE 5 - DEBT

Line of credit

As of December 31, 2014, the Company had a term loan with a third party financial institution for $124,000 with an outstanding balance of $84,700. The note is subject to annual interest of 4.5%. The note is collateralized by all of the assets of NAC and Conic Systems Inc. (“Conic”), an entity owned by the Company’s CEO, and a guarantee issued by the Company’s CEO.

Debt with related parties

As of December 31, 2014 and 2013, the Company has an outstanding non-interest bearing loan from its CEO and majority shareholder, amounting to $20,500 and $21,000, respectively. The Company also obtained a loan from a family member of the CEO amounting to $200,000 which is subject to annual interest of 3% and is outstanding as of December 31, 2014 and 2013. Both loans have no stated maturity dates.

On January 20, 2014, the Company obtained a non-interest bearing loan from the CEO amounting to $115,000. The loan matured on May 30, 2014 and is currently past due.

In January and April 2014, the Company obtained non-interest bearing loans from a director each amounting to $10,000. The loans have a term of 6 months and the outstanding balance on these loans as of December 31, 2014 amounted to $20,000.

In April 2014, the Company issued a note to a director amounting to $25,000. The note is subject to annual interest of 12.5% and a minimum interest of $1,562. The note shall be paid at the earlier of the Company’s receipt of $50,000 in debt or equity funding or 365 days. The outstanding balance on this note as of December 31, 2014 amounted to $25,000 and is currently past due.

In 2010, the Company obtained a loan from Conic amounting to approximately $56,000. This loan is subject to annual interest of 4.85% and matures on December 31, 2015. As of December 31, 2014 and 2013, this loan has an outstanding balance of $0 and $3,318, respectively.

In December, 2013, the Company obtained a non-interest bearing loan from Conic amounting to $16,000. As of December 31, 2013 this loan has an outstanding balance of $16,000. The loan was repaid in full in January 2014.

Convertible debt

In connection with the share exchange agreement, the Company issued a 12% convertible note to a third party which has a term of 1 year and a conversion price of $0.30. Beginning on October 29, 2014 and on each of the following 6 successive months thereafter, the Company is obligated to pay 1/7th of the face amount of the note and accrued interest. All overdue accrued and unpaid interest is subject to a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. The Company may prepay the note for the sum of the then outstanding principal amount of the convertible note and guaranteed interest multiplied by 125%. The note includes a reset provision in the conversion price in the event the Company subsequently sells shares at a price lower than $0.30. As a result, the Company determined that the conversion feature of the note qualified for derivative accounting. The fair value of the embedded conversion feature as determined using the Black-Scholes option pricing model amounted to $341,987 which was recognized as a debt discount and amortized over the term of the note. The Company also paid fees to the lender amounting to $10,000 which was also recognized as a debt discount and amortized over the term of the note. The September through December 2014 principal payments are currently past due and the note is considered in default. The Company paid interest of $7,500 and accepted a $50,000 forbearance penalty due to the late payments.

During 2014, the Company issued two 12% notes for a total amount of $100,000 to third parties, which have a one year term and are convertible to common stock beginning four months from the issuance date of the notes or upon an event of default. The conversion price on the notes is equivalent to 70% of the lowest daily VWAP (volume weighted average price) during the 10 day trading period immediately prior to conversion. The notes contain an embedded derivative but are not recognized until the notes become convertible. Based on the above terms, the Company determined that the conversion feature of the notes do not qualify for derivative accounting as of December 31, 2014. The Company is obligated to pay the principal amount and accrued interest on the date of its planned public offering. In connection with the notes, the Company issued 25,000 common shares to the note holders with a relative fair value of $24,421 which was recognized as a discount to the notes. The Company also issued 2,500 common shares with a fair value of $3,250 and paid $12,000 fees both of which were recognized as deferred financing fees. The debt discount and deferred financing fees were amortized over the term of the note.

During 2014, the Company issued two 8% convertible notes to a third party for a total amount of $93,000 with a term of one year and are convertible to common stock beginning six months from the issuance of the date of the notes or upon event of default. The conversion price is equivalent to 70% of the averages of the lowest five (5) closing bid prices during the 10 day trading period immediately prior to conversion. In the event of default, the Company is obligated to pay 150% of the sum of the then due outstanding principal plus any unpaid and outstanding interest. The notes contain an embedded derivative but are not recognized until the notes become convertible. Based on the above terms, the Company determined the conversion feature of the note do not qualify for derivative accounting as of December 31, 2014. The Company paid debt discount of $23,000 that was amortized over the term of the notes.

On December 22, 2014 the Company issued a 15% note in the amount of $50,000 to a third party, which has a one year term and is convertible to common stock beginning four months from the issuance date of the note or upon an event of default. The conversion price is equivalent to 70% of the lowest daily VWAP (volume weighted average price) during the 10 day trading period immediately prior to conversion. The note contains an embedded derivative but is not recognized until the note becomes convertible. Based on the above terms, the Company determined that the conversion feature of the note does not qualify for derivative accounting as of December 31, 2014. The Company is obligated to pay the principal amount and accrued interest on the date of its planned public offering. In connection with the note, the Company issued 25,000 common shares to the note holder with a relative fair value of $10,159 which was recognized as a discount to the note. The Company also issued 2,500 common shares with a fair value of $1,275 and paid $6,000 fees both of which were recognized as deferred financing fees. The debt discount and deferred financing fees were amortized over the term of the note.

In connection with the above notes, the Company also incurred legal costs in 2014 of $44,310 which were deferred and amortized over the term of the notes. Amortization expense during the year ended December 31, 2014 for both the debt discount and deferred financing fees amounted to $263,166.

NOTE 6 - EQUITY

On March 14, 2013, the Board of Directors approved the award of 23,000 (360,032 post merger) common shares to a director which will vest upon completion of the Company’s planned equity raise. Management determined that the performance condition is probable as of December 31, 2013 and the shares were subsequently issued in April 2014. The shares were valued at $287,500 based on the Company’s stock price, and $215,625 was recognized for the year ended December 31, 2013. The remaining stock compensation expense of $71,875 was recognized during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued fully vested 195,000 common shares with a fair value of $168,500, to consultants for investor relation and consulting services.

During the year ended December 31, 2014, the Company issued 50,000 common shares with the convertible notes and 5,000 common shares as financing fees (see Note 4).

During the year ended December 31, 2013, the Company issued 51,657 common shares for cash for total proceeds of $41,250.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company recognized revenues for products sold to Conic amounting to $36,195 and $23,496 for the year ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, outstanding accounts receivable from Conic for such sales were $24,449 and $2,129, respectively.

Conic also bills the Company for certain expenses related to payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of NAC. Payroll and employee benefits billed to NAC were for personnel who spend a percentage of their time to NAC’s operations. The administrative and warehouse facilities used by NAC are owned by the majority shareholder and the allocable cost related to the use of these facilities are likewise charged to NAC by Conic. For the year ended December 31, 2014, Conic billed the Company a fee of $137,548. The outstanding payable to Conic related to the above expenses amounted to $144,646 as of December 31, 2014.

On August 24, 2011, the Company entered into an agreement with the CEO to acquire all of his shares in Conic at an agreed consideration of $1,200,000. The purchase price increases at a rate of 4.875% per year, and both parties have agreed to a ten year payout. In connection with such agreement, the Company has paid to the CEO $63,800 and $50,300 as of December 31, 2014 and December 31, 2013, respectively, which is reported as a deposit in the consolidated balance sheets.

On August 25, 2014, the Company and the CEO entered into a side letter agreement to confirm certain prior oral agreements and memorialize certain understandings, which was deemed effective as of May 15, 2014. Pursuant to the side letter, the parties agreed that: (1) the Company is not required to make installment payments to the CEO;  (2) the Company shall not be obligated to purchase the Conic shares from the CEO until  (a) it has received financing in the collective minimum amount of $1,500,000 or it has accumulated through organic operations an equivalent amount readily available in cash; and (b) it is more probable than not that the Company will not operate at a loss during the fiscal quarter following the purchase of the Conic shares; (3) when the Company is able to purchase the Conic shares, it will purchase all of such Conic shares at the same time and not in increments; (4)  the ten-year payout which was previously agreed to as an oral modification to the agreement was voided; (5) the Company’s previous payments to the CEO with respect to the Conic shares shall be treated as a deposit towards the purchase price of the Conic shares, and in the event that the Company has not purchased the Conic shares by the fourth quarter of fiscal year 2015, the CEO shall return the deposit to the Company; and (6) the Company shall have the right to terminate the agreement on or before the last business day of the fourth quarter of fiscal year 2015.  In such event, the CEO shall return the deposit to the Company and neither party shall have any remaining obligations to the other party.

NOTE 8 - INCOME TAXES

Income taxes for the years ended December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Current:
Federal	$-	$-
State	$-	$-
Deferred benefit	$(428,282)	$(80,135)
Change in valuation allowance	$428,282	$80,135
Income tax expense	$-	$-

Components of the deferred tax assets are presented in the table below. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.

	2014	2013

Net operating loss carry forwards	631,615	$173,374
Stock-based compensation	96,150	86,250
Valuation allowance	(727,765)	(259,624)
Net deferred tax assets	$-	$-

As of December 31, 2014, NAC has cumulative net operating loss carryforwards (“NOLs”) amounting to $1,579,038 which will begin to expire in 2021. The availability of the Company’s NOLs is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

NOTE 9 - CONTINGENCIES

The Company is currently negotiating with its major competitor for a settlement agreement involving a trademark opposition proceeding which involves the use of the name “Harmonic Drive.” This trademark opposition proceeding was initiated by the Company. Management contends that the name “Harmonic Drive” is generic in nature and not subject to trademark protection. However, a name change for the Company is being contemplated as a result of these proceedings. In addition, the Company has been notified by other oppositional parties of alleged trademark infringement for the use of the name “Harmonic Drive” used in other markets around the globe. Since all oppositional parties are related companies, both the trademark opposition proceeding and the alleged trademark infringement issues are expected to be a jointly negotiated settlement terms of which will not include a payment or receipt of any monies by NAC.

In March 2014, the Company concluded negotiations with its major competitor involving trademarks. A global settlement agreement was jointly executed that includes no receipt or payment of any monies by NAC. The company changed its name in 2014 to NAC Drive Systems, Inc. The Company is dropping its opposition to the trade mark in the USA and its competitor is releasing any and all claims globally of alleged trademark infringement.

NOTE 10 – SUBSEQUENT EVENTS

On January 8, 2015, the Company issued a 3% Original Issue Discount Convertible Note to an accredited investor in the amount of $109,000 with a term of one (1) year and a conversion price equal to the lower of $0.50 or 80% of the share price that will be used by the Company in its next share issuance. In connection with the issuance of the note, the Company also issued 21,800 warrants with an exercise price of $0.63 per share and a term of 2 years.

On January 13, 2015, the Company amended two of its existing 12% notes totaling $100,000 to increase the interest rate from 12% to 15% and the number of shares issued on these notes from 25,000 shares to 50,000 shares.

