Form 10-Q
period 2015-03-31
NAC GLOBAL TECHNOLOGIES, INC.
filed 2015-05-20
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 19, 2015, there were 25,275,751 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

NAC GLOBAL TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$8,968	$8,224
Accounts receivable	70,043	91,480
Inventories	44,327	35,168
Prepaid expenses	3,304	10,500
Deferred financing costs	29,520	48,725
Total current assets	156,162	194,097

Property and equipment, net	1,257	1,397
Deposit	63,800	63,800

Total assets	$221,219	$259,294

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$527,770	$390,578
Accounts payable - related party	139,991	144,646
Accrued expenses	119,744	129,145
Customer deposits	8,169	-
Line of credit	76,437	84,700
Convertible notes, net of debt discount of $189,786 and $164,421	537,214	453,579
Short-term debt - related parties	380,500	380,500
Derivative liability	188,445	297,215
Total current liabilities	1,978,270	1,880,363

Total liabilities	1,978,270	1,880,363

Stockholders' deficit

Common stock, $0.001 par value; 150,000,000 shares authorized; 25,275,751 and 25,250,001 shares issued and outstanding	25,275	25,250
Additional paid in capital	619,830	611,105
Accumulated deficit	(2,402,156)	(2,257,424)

Total stockholders' deficit	(1,757,051)	(1,621,069)

Total liabilities and stockholders' deficit	$221,219	$259,294

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31
	2015	2014

Revenues	$123,081	$155,217
Cost of goods sold	91,397	119,073
Gross profit	31,684	36,144

Operating expenses
Selling, general and administrative expenses	263,874	142,905

Net loss from operations	(232,190)	(106,761)

Other income (expense)
Interest expense	(167,175)	(1,005)
Loss on debt extinguishment	(34,878)	-
Unrealized derivative gain	289,511	-

Net loss	$(144,732)	$(107,766)

Net loss per share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - Basic and Diluted	25,272,779	22,764,969

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,732)	$(107,766)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	-	71,875
Unrealized derivative gain	(289,511)	-
Loss on debt extinguishment	34,878	-
Amortization of debt discount and deferred financing	160,453	-
Depreciation expense	140	-
Changes in operating assets and liabilities
Accounts receivable	21,437	748
Inventory	(9,159)	6,005
Prepaid expenses	13,196	-
Accounts payable	147,192	(96,555)
Accounts payable - related party	(4,655)	24,212
Accrued expenses	(9,401)	5,532
Customer deposits	8,169	-

Net cash used in operating activities	(71,993)	(95,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	-	(2,272)

Net cash used in investing activities	-	(2,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of the line of credit, net	(8,263)	(7,411)
Proceeds from short-term debt - related parties	-	125,000
Payments of short-term debt - related parties	-	(16,500)
Proceeds from convertible debt	81,000	-
Payment of deferred offering costs	-	(11,870)

Net cash provided by financing activities	72,737	89,219

NET INCREASE (DECREASE) IN CASH	744	(9,002)

CASH AT BEGINNING OF PERIOD	8,224	10,269
CASH AT END OF PERIOD	$8,968	$1,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,722	$1,005
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Deferred financing fees paid through issuance of note	$9,000	$-
Prepaid interest paid through issuance of note	6,000	-
Legal fees paid through issuance of note	10,000	-
Debt discount resulting from derivative liability	180,741	-

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

NAC Global Technologies, Inc. (“NAC Global”) is an emerging growth, technology development and manufacturing company.

NAC Global has one (1) wholly-owned, consolidated subsidiary NAC Drive Systems, Inc. (“NAC”) that is a supplier of harmonic gearing products and precision drives. Harmonic gearing technology (“HGT”) is a precise, high ratio, high efficiency motion control technology that is critical in industrial and national defense applications due to its long life, precision, efficiency, weight-to-power ratio, and size. NAC serves customers globally in a variety of markets, including robotics, machine tools, medical, printing, corrugated, semiconductor and the defense industry. NAC operates out of Jacksonville, Florida and Port Jervis, New York. It maintains an office in Florida and completes the majority of its engineering, sales, assembly, quality inspection, and shipments from its New York facility.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of NAC Global and NAC (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission on April 15, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

Principles of consolidation

The consolidated financial statements include the accounts of NAC Global and its wholly-owned subsidiary, NAC. All intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of risks

The Company maintains its cash primarily in one financial institution. The balance, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk to cash.

Three (3) customers accounted for approximately 39%, 16% and 12% respectively of the Company’s revenues for the three months ended March 31, 2015. Three (3) customers accounted for approximately 51%, 14% and 12% of the Company’s revenues for the three months ended March 31, 2014. In addition, these customers, in the aggregate, accounted for 68% and 74% of the Company’s accounts receivable balance at March 31, 2015 and 2014, respectively.

Three Months Ended March 31, 2015	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$47,952	39%	$22,680	32%
	2	$20,100	16%	$8,040	11%
	3	$14,976	12%	$17,784	25%
		$83,028	67%	$48,504	68%

Three Months Ended March 31, 2014	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$79,056	51%	$25,920	27%
	2	$22,464	14%	$26,208	28%
	3	$17,920	12%	$17,920	19%
		$119,440	77%	$70,048	74%

The Company sells to both domestic and international customers. For the three months ended March 31, 2015 and 2014, revenues generated through transactions with international customers amounted to approximately 1% (Egypt) and 17% (12% Canada; 5% other), respectively, of the Company’s total revenues.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2015 and December 31, 2014.

As of March 31, 2015	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$184,745	$-	$-	$184,745
Warrant derivatives	3,700	-	-	3,700
	$188,445	$-	$-	$188,445

As of December 31, 2014	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$297,215	$-	$-	$297,215

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2014	$297,215
Fair value of derivative liability at issuance	180,741
Unrealized derivative gain included in other income (expenses)	(289,511)
Balance at March 31, 2015	$188,445

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. The derivative liability is marked to market at each reporting period and changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black-Scholes option pricing model:

	At March 31, 2015	At Dec 31, 2014
Market value of stock on measurement date	$0.33	$0.48
Risk-free interest rate	0.05%-0.26%	0.04%
Dividend yield	0%	0%
Volatility factor	81%-128%	151%
Term	0.08 to 0.78 year	0.33 year

Recently adopted accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 2015, the Company incurred net losses of $144,732 and has a working capital deficit of $1,822,108 as of March 31, 2015. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - DEBT

Line of credit

As of March 31, 2015, and December 31, 2014, the Company had a term loan with a third party financial institution for $124,000 with an outstanding balance of $76,437 and $84,700, respectively. The note is subject to annual interest of 4.5%. The note is collateralized by all of the assets of NAC and Conic Systems Inc. (“Conic”), an entity owned by Vincent Genovese, the Company’s Chief Executive Officer (“CEO”), and a guarantee issued by Mr. Genovese.

Debt with related parties

As of March 31, 2015, and December 31, 2014, the Company had an outstanding non-interest bearing loan from Vincent Genovese, its CEO and majority shareholder, amounting to $20,500. The Company also has an outstanding loan from a family member of Mr. Genovese amounting to $200,000 which is subject to annual interest of three percent (3%). Both loans have no stated maturity date.

On January 20, 2014, the Company obtained a non-interest bearing loan from Mr. Genovese amounting to $115,000. The loan matured on May 30, 2014, and is currently past due.

In January and April 2014, the Company obtained non-interest bearing loans from a director each amounting to $10,000. The loans have a term of six (6) months and the outstanding balance on these loans as of March 31, 2015 and December 31, 2014 amounted to $20,000 and are currently past due.

In April 2014, the Company issued a note to a director amounting to $25,000. The note is subject to annual interest of 12.5% and a minimum interest of $1,562. The note shall be paid at the earlier of the Company’s receipt of $50,000 in debt or equity funding or 365 days. As of March 31, 2015, the full principal amount of the note is outstanding.

Convertible notes

A summary of the activity of our convertible notes for the three months ended March 31, 2015, is shown below:

Balance at January 1, 2015	$453,579
Borrowings from convertible notes	109,000
Original issue debt discount	(3,000)
Debt discount resulting from derivative liability	(180,741)
Write off of debt discount due to debt extinguishment	16,093
Amortization of debt discount	142,283
$537,214

On January 8, 2015, the Company issued a 3% original issue discount convertible note to an accredited investor in the amount of $109,000 with a term of one (1) year and a conversion price equal to the lower of $0.50 or 80% of the share price that will be used by the Company in its next share issuance. In connection with the issuance of the note, the Company also issued warrants to purchase 21,800 shares of our common stock with an exercise price of $0.63 per share and a term of two (2) years. The note is subject to annual interest of 12% and the Company was required to prepay six (6) months of interest amounting to $6,000, which is included in the principal amount. Due to the variable conversion rate on the notes, the embedded conversion feature and the warrants issued with the note qualified for derivative accounting. The fair value of the embedded conversion option and the warrants including the original issue discount totaling to $95,322 was recognized as a discount to the note. The Company also paid deferred financing fees of $9,000. The debt discount and the deferred financing fees were amortized over the term of the note.

On January 13, 2015, the Company amended two of its existing 12% notes totaling $100,000 to increase the interest rate from 12% to 15% and issued an additional 25,000 shares in connection with the amendment. The modification was deemed substantial and was accounted for as a debt extinguishment under ASC 470. The fair value of the additional shares of common stock issued, including the unamortized debt discount and deferred financing fees, at the date of modification totaling $34,878 was recognized as a loss on debt extinguishment. These two notes also became convertible during the three months ended March 31, 2015. Due to the variable conversion rate on the notes, the embedded conversion feature qualified for derivative accounting. The fair value of the embedded conversion option of $88,419 was recognized as a debt discount and amortized over the term of the note.

As of March 31, 2015, the Company was in default of the $375,000 12% Convertible Notes having not paid interest and amortization payments of principal when due.

NOTE 4 - EQUITY

On January 13, 2015, the Company issued 25,000 shares of common stock in connection with the modification of the Company’s two existing convertible notes. The fair value of the shares of common stock amounting to $8,750 was recognized as a loss on debt extinguishment. See Note 3.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company recognized revenues for products sold to Conic amounting to $8,645 and $11,746 for the three months ended March 31, 2015, and 2014, respectively. As of March 31, 2015 and December 31, 2014, outstanding accounts receivable from Conic for such sales were $16,094 and $24,449, respectively.

Conic also bills the Company for certain expenses related to payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of NAC. Payroll and employee benefits billed to NAC were for personnel who spend a percentage of their time on NAC’s operations. The administrative and warehouse facilities used by NAC are owned by the majority shareholder and the allocable cost related to the use of these facilities are likewise charged to NAC by Conic. For the three months ended March 31, 2015, Conic billed the Company $51,460 which included monthly fees for contracted services and facilities use of $22,584 ($7,528 per month) and $28,876 in reimbursed expenses paid by Conic on the behalf of the Company. The outstanding amount payable to Conic related to the above expenses amounted to $139,991 as of March 31, 2015.

NOTE 6 – SUBSEQUENT EVENTS

On April 30, 2015, the Company entered into a consulting agreement with a third party for business development and U.S. government grant assistance.  In connection with such agreement, the Company issued 300,000 restricted shares of common stock as consideration for such services.

On May 1, 2015, the Company issued a revolving $30,000 note for inventory financing.  The note is subject to a 15% annual interest rate and has a term of 120 days.

On May 5, 2015, the CEO of Conic returned to the Company the $63,800 deposit held in connection with the planned acquisition of Conic. The CEO of Conic returned the deposit due to a side letter agreement entered into on August 25, 2014, between the Company and the CEO, which confirmed certain prior oral agreements and memorialized certain understandings in connection with the planned acquisition of Conic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

In the three months ended March 31, 2015, the Company has continued to execute on its growth plan and has begun building a national sales representation network for its harmonic gearing technology (“HGT”) while continuing its HGT expansion funding plan through a registered public offering. Seven sales representatives have been hired to date for Midwest states, and we anticipate commencing proactive sales efforts in those states in May 2015. The Company is in discussions with additional sales representatives to cover mid-Atlantic and northeast states, and we expect to commence proactive sales efforts in those states in the second quarter of 2015. The Company intends to have sales representation throughout the majority of the United States in the coming months. To date, the Company has been operating with limited sales personnel, and the majority of revenues have been generated by customers finding the Company via the Company’s website. Additionally, to further our sales and marketing efforts, the Company is actively updating its product line catalog and website to include recent product releases of precision harmonic gearheads.

The Company has seen active adoption of HGT by manufacturers in the first quarter of 2015. The Company’s HGT drives are being adopted by a multinational aerospace manufacturer on a new generation helicopter for landing gear drives. First shipments are anticipated in May 2015. Additional equipment manufacturers that have completed validation and have placed second orders with the Company include an Indian printing press manufacturer, a U.S. semi-conductor company, and a Swiss machine tool company.

The Company announced in late 2014 that it was engaged in an initiative to offer a new aluminum-air fuel cell technology in keeping with its strategic goal to develop new clean energy technologies. In furtherance of this initiative, the Company has executed a non-binding letter of intent with the technology inventors for the acquisition of the intellectual property, including the patents, research papers, trademarks, and designs. We believe this technology offers sales opportunities, as it is environmentally friendly, non-volatile, and suitable for use in aircraft, automotive, defense and portable power applications, amongst others. The Company was approached by the fuel cell technology inventors to commercialize the technology as a result of our engineering and manufacturing experience and global market reach. The parties plan to move to definitive agreements subject to successful plan funding and completion of due diligence.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Revenues

Sales revenues for the three months ended March 31, 2015 totaled $123,081 as compared to $155,217 for the three months ended March 31, 2014. NAC Drive Systems, Inc., our wholly-owned operating subsidiary, generated all of our revenues via harmonic gearing product sales. Management attributes the decrease in revenues to shifting resources from sales in the short-term to bringing the Company’s common stock into the public market and preparing the Company to execute on larger sales opportunities in the sales pipeline in the future. Management anticipates the downward trend in revenues to reverse as the Company continues to execute on its strategy and business plan.

Cost of Goods - Gross Margin

Gross margin was 26% for the three months ended March 31, 2015 as compared to 23% for the three months ended March 31, 2014. Gross margins are expected to improve as revenues increase due to the economies of scale and reduced concentrations.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 totaled $263,874. This amount included $105,064 for fund raising activities, $45,781 for accounting, $16,316 for Securities and Exchange Commission compliance, and $6,153 for investor relations. The increase, as compared to the three months ended March 31, 2014, is attributed to the costs of being a public company, fundraising, and preparing a registered public offering.

Operating expenses for the three months ended March 31, 2014 totaled $142,905, which included $71,875 in non-cash stock compensation expenses to a board member.

Net Loss

The net loss for the three months ended March 31, 2015 was $144,732, including $142,283 in debt discount expenses in connection with convertible notes, $18,170 in amortized financing costs, $6,722 in interest expenses, and $289,511 in derivative gain.

The net loss for the three months ended March 31, 2014 was $107,766, including $71,875 in non-cash stock compensation expenses and $1,005 in interest expenses.

We do not anticipate generating profits for at least the next twelve months, as we plan to increase engineering and manufacturing investments. We believe profitability is achievable within 18 to 24 months without hindering our growth curve potential.

Liquidity and Capital Resources

Cash and Working Capital. The Company incurred operating losses of $232,190 for the three months ended March 31, 2015. The Company had a net loss of $144,732 for the three months ended March 31, 2015. As of March 31, 2015, the Company had cash and a stockholders’ deficit of $8,968 and $1,757,051, respectively. As of March 31, 2015, the Company had a working capital deficit of $1,822,108.

Cash Used in Operating Activities. During the three months ended March 31, 2015, net cash used in operating activities amounted to $71,993 comprised of net loss of $144,732, adjustments to reconcile net loss to net cash used in operating activities of $94,040 and changes in operating assets and liabilities of $166,779, compared to net cash used in operating activities for the three months ended March 31, 2014 of $95,949 comprised of a net loss of $107,766, adjustments to reconcile net loss to net cash used in operating activities of $71,875 and changes in operating assets and liabilities of $60,058.

Cash Used in Investing Activities. During the three months ended March 31, 2015, no cash was used in investing activities. During the three months ended March 31, 2014, net cash used in investing activities amounted to $2,272 comprised of an increase in intangible assets.

Cash Provided by Financing Activities. During the three months ended March 31, 2015, the Company received net cash of $81,000 from the issuance of convertible debt. The Company also made payments of $8,263 for a secured bank note. During the three months ended March 31, 2014, the Company received net cash of $125,000 from short-term debt of related parties. The Company also made payments of $7,411 for a secured bank note, $16,500 for short-term debt of related parties and $11,870 for deferred financing fees.

Sources of Liquidity. Our cumulative net loss since our founding is $2,402,156 as of March 31, 2015 and $2,257,424 as of December 31, 2014. A combination of short-term and long-term debt and private equity sales have assisted in funding our operations and expansion. Management’s strategy to achieve growth includes making investments in plant equipment, personnel, and intellectual property development. In order to execute this strategy, we will need to raise additional capital through public or private equity offerings, debt financings or other means.

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

Private Placements

12% Convertible Promissory Notes

Overview. On April 29, 2014, we completed a private offering of $375,000 aggregate principal amount of 12% Convertible Promissory Notes (the “12% Convertible Notes”) by an institutional investor for total net proceeds to the Company of $365,000 after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate principal amount of the outstanding 12% Convertible Notes was $375,000.

Maturity and Interest. The 12% Convertible Notes are due on April 29, 2015 if not converted prior to maturity and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or in shares of common stock on a monthly basis beginning on the sixth (6th) month anniversary of the issue date. Beginning September 29, 2014, and continuing on each of the following six (6) successive months thereafter, we are obligated to pay 1/7th of the face amount of the 12% Convertible Notes and accrued interest. Such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 60% of the lowest volume weighted average price (“VWAP”) for the 30 consecutive trading days immediately prior to such payment date.

Conversion.  The 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price of $0.30, as adjusted from time to time. The 12% Convertible Notes are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price with certain limited exceptions.

Prepayments.  The 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days notice for 125% of the outstanding principal and any remaining interest through maturity.

The holders of these notes have the right to convert such notes into 1,250,000 shares of our common stock at any time.

15% Convertible Notes

Overview. On September 9, 2014, October 3, 2014 and December 23, 2014, we completed private offerings of $150,000 aggregate principal amount of 15% Convertible Promissory Notes, as amended, (the “15% Convertible Notes”) and 150,000 shares of the Company’s common stock with accredited investors for total net proceeds to the Company of $132,000 after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate principal amount of the outstanding 15% Convertible Notes was $150,000.

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

8% Convertible Notes

Overview.  On October 20, 2014 and December 16, 2014, we completed private offerings of $93,000 aggregate principal amount of 8% Original Issue Discount Convertible Promissory Notes (the “8% Convertible Notes”) with accredited investors for total net proceeds to the Company of $70,000 after deducting placement agent fees and other expenses. As of March 31, 2015, the aggregate principal amount of the outstanding 8% Convertible Notes was $93,000.

Maturity and Interest. The 8% Convertible Notes are due on the one (1) year anniversary of their respective issuance date if not converted prior to maturity and accrue interest at a rate of 8% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis.

Conversion.  The 8% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time beginning of the date which is 180 days following the issuance date. The shares of common stock issuable upon conversion of the 8% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price equal to 70% of the average of five (5) lowest closing bid prices of the common stock within the ten (10) trading days prior to the date of the conversion, as adjusted from time to time. The 8% Convertible Notes are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances.

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

January 2015 12% Convertible Notes

Overview.  On January 8, 2015, we completed a private offering of $109,000 aggregate principal amount of 3% Original Issue Discount Convertible Promissory Notes (the “January 2015 12% Convertible Notes”) and warrants to purchase shares of the Company’s common stock with accredited investors for total net proceeds to us of $91,000 after deducting placement agent fees and expenses. As of March 31, 2015, the aggregate principal amount of the outstanding January 2015 12% Convertible Notes was $109,000.

Maturity and Interest. The January 2015 12% Convertible Notes are due on January 8, 2016, if not converted prior to maturity and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Beginning July 8, 2015, and continuing on each of the following six (6) successive months thereafter, the Company is obligated to pay 1/7th of the face amount of the January 2015 12% Convertible Notes and accrued interest. Such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 60% of the lowest VWAP for the 20 consecutive trading days immediately prior to such payment date.

Conversion.  The January 2015 12% Convertible Notes may be converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the January 2015 12% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) the lesser of (a) $0.50 or (b) 80% of the price at which the Company next issues shares of common stock or common stock equivalents, as adjusted from time to time. The January 2015 12% Convertible Notes are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price with certain limited exceptions

Warrants. The warrants issued in the offering are exercisable for an aggregate of 21,800 shares of the Company’s common stock. The warrants are exercisable for a period of two years from the original issue date. The exercise price with respect to the warrants is $0.63 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change.

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

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders. Accounts are generally considered past due after thirty (30) days. Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period. The Company has determined that no allowance for doubtful accounts is required as of March 31, 2015 and December 31, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of March 31, 2015 our disclosure controls and procedures were not effective.

As of March 31, 2015, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place) that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of March 31, 2015, the Company was in default of the $375,000 12% Convertible Notes having not paid interest and amortization payments of principal when due. Although the Company did not receive a formal notice of default from the investors, such defaults caused the Company to be in cross-default of the 15% Convertible Notes and the January 2015 12% Convertible Notes.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

NAC GLOBAL TECHNOLOGIES, INC.

Date:	May 20, 2015	By:	/s/ Vincent Genovese
Vincent Genovese President and Chief Executive Officer

Date:	May 20, 2015	By:	/s/ Vincent Genovese
Vincent Genovese Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

