Form 10-Q
period 2015-06-30
NAC GLOBAL TECHNOLOGIES, INC.
filed 2015-08-19
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49655

NAC GLOBAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0678927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 19, 2015, there were 25,457,014 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

NAC GLOBAL TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NAC GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30	December 31
	2015	2014

ASSETS

Current assets:
Cash	$25,767	$8,224
Accounts receivable	110,940	91,480
Inventories	38,344	35,168
Prepaid Expenses	-	10,500
Deferred offering and financing costs	42,788	48,725
Total current assets	217,839	194,097

Property and equipment	1,117	1,397
Deposit	-	63,800

Total assets	$218,956	$259,294

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$580,148	$390,578
Accounts payable - related party	78,524	144,646
Accrued expenses	241,440	129,145
Customer deposits	36,566
Short term debt	86,505	84,700
Convertible note, net of unamortized debt discounts	559,109	453,579
Short-term debt - related parties	370,500	380,500
Derivative liability	91,893	297,215
Total current liabilities	2,044,685	1,880,363

Stockholders' deficit

Common stock, $0.001 par value; 150,000,000 shares authorized;
25,632,144 and 25,250,001 shares issued and outstanding	25,632	25,250
Additional paid in capital	726,616	611,105
Accumulated deficit	(2,577,977)	(2,257,424)

Total stockholders' deficit	(1,825,729)	(1,621,069)

Total liabilities and stockholders' deficit	$218,956	$259,294

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014

Revenues	$196,885	$113,816	$319,966	$269,033
Cost of goods sold	135,889	82,923	227,286	201,996
Gross profit	60,996	30,893	92,680	67,037

Operating expenses
Selling, general and administrative expenses	201,823	132,212	465,697	275,117

Net loss from operations	(140,827)	(101,319)	(373,017)	(208,080)

Other income (expense)
Other income	1,139	-	1,139	-
Acquisition expenses	-	(275,000)	-	(275,000)
Loss on debt extinguishment	(9,047)	-	(43,925)	-
Interest expense	(207,711)	(68,920)	(374,886)	(69,925)
Derivative gain (loss)	180,625	(1,844,474)	470,136	(1,844,474)

Net loss	$(175,821)	$(2,289,713)	$(320,553)	$(2,397,479)

Net loss per share - Basic and diluted	$(0.01)	$(0.09)	$(0.01)	$(0.10)

Weighted average shares outstanding - Basic and diluted	25,511,265	24,384,010	25,393,498	23,578,962

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(320,553)	$(2,397,479)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	90,000	107,875
Derivative (gain) loss	(470,136)	1,844,474
Loss on debt extinguishment	43,925	-
Amortization of debt discount and deferred financing costs	293,856	59,774
Depreciation expense	280	-
Changes in operating assets and liabilities
Accounts receivable	(19,460)	5,042
Inventory	(3,176)	7,085
Prepaid expenses	16,500	-
Accounts payable	166,963	86,644
Accounts payable - related party	(66,122)	79,552
Accrued expenses	112,385	13,032
Customer deposits	36,566	-

Net cash used in operating activities	(118,972)	(194,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible asset	-	(4,202)
Deposits	63,800	(13,500)

Net cash provided by (used in) investing activities	63,800	(17,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	16,176	-
Payments of short-term debt	(14,461)	(14,779)
Proceeds from short-term debt - related parties	-	160,000
Payments of short-term debt - related parties	(10,000)	(16,500)
Proceeds from convertible debt, net of original issue discount and fees	81,000	90,000
Payment of deferred offering costs	-	(11,869)

Net cash provided by financing activities	72,715	206,852

NET INCREASE (DECREASE) IN CASH	17,543	(4,851)

CASH AT BEGINNING OF YEAR	8,224	10,269
CASH AT END OF PERIOD	$25,767	$5,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$11,926	$2,651
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Debt discount resulting from derivative liability	270,116	341,897
Acquisition expenses paid out of convertible debt proceeds	-	275,000
Deferred financing fees paid through issuance of convertible note	9,000	-
Prepaid interest paid through issuance of convertible note	6,000	-
Legal fees paid through issuance of convertible note	10,000	-
Debt converted to equity	10,000	-

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

Two customers accounted for approximately 30% and 10% of the Company’s revenues for the six months ended June 30, 2015. Two customers accounted for approximately 40% and 14% of the Company’s revenues for the six months ended June 30, 2014. In addition, these customers accounted for 21% and 32% of the Company’s accounts receivable balance at June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$97,275	30%	$23,403	21%
	2	$32,760	10%	$0	0%
		$130,035	40%	$23,403	21%

Six Months Ended June 30, 2014	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$126,884	40%	9,396	11%
	2	$37,440	14%	$18,720	21%
		$164,324	54%	$28,116	32%

The Company sells to both domestic and international customers. For the six months ended June 30, 2015 and 2014, revenues generated through transactions with international customers amounted to approximately 15% (10% Hong Kong, 5% other) and approximately 17.2% (9.8 % India, 6.7% Canada, 0.7 % other), respectively, of the Company’s total revenues.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2015 and December 31, 2014.

As of June 30, 2015	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$90,652	$-	$-	$90,652
Warrant derivatives	1,241	-	-	1,241
	$91,893	$-	$-	$91,893

As of December 31, 2014	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$297,215	$-	$-	$297,215

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2014	$297,215
Fair value of derivative liability at issuance	270,116
Unrealized derivative gain included in other income (expenses)	(470,136)
Fair value of derivative liability associated with debt converted	(5,302)
Balance at June 30, 2015	$91,893

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. The derivative liability is marked to market at each reporting period and changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black-Scholes option pricing model:

	At June 30, 2015	At Dec 31, 2014
Market value of stock on measurement date	$0.15	$0.48
Risk-free interest rate	0.01%-0.11%	0.04%
Dividend yield	0	0%
Volatility factor	71%-87%	151%
Term	0.19 to 0.53 year	0.33 year

Recently adopted accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2015, the Company incurred net losses of $320,553 and has a working capital deficit of $1,826,846. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: (1) focus on sales to minimize the need for capital at this stage; (2) raise additional capital through equity or debt financing; and (3) continue to focus on reductions in cost where possible.

NOTE 3 - DEBT

Line of credit

As of June 30, 2015 and December 31, 2014, the Company had a term loan with a third party financial institution for $124,000 with an outstanding balance of $70,329 and $84,700, respectively. The note is subject to annual interest of 4.5%. The note is collateralized by all of the assets of NAC and Conic Systems Inc. (“Conic”), an entity owned by Vincent Genovese, the Company’s Chief Executive Officer (“CEO”), and a guarantee issued by Mr. Genovese.

On May 1, 2015, the Company issued a revolving $30,000 note for inventory financing.  The note is subject to a 15% annual interest rate and has a term of 120 days.  As of June 30, 2015, the Company has used only $16,176 of the revolving note which remains outstanding as of the balance sheet date and is reported as part of short term debt.

Debt with related parties

As of June 30, 2015 and December 31, 2014, the Company had an outstanding non-interest bearing loan from Vincent Genovese, its CEO and majority shareholder, amounting to $20,500. The Company also has an outstanding loan from a family member of Mr. Genovese amounting to $190,000 which is subject to annual interest of three percent (3%). The outstanding balance under this note was $200,000 as of December 31, 2014. The Company made a payment of $10,000 during the six months ended June 30, 2015. Both loans have no stated maturity date.

On January 20, 2014, the Company obtained a non-interest bearing loan from Mr. Genovese amounting to $115,000. The loan matured on May 30, 2014 and is currently past due. On May 1, 2015 the note was assumed by Conic.

In January and April 2014, the Company obtained non-interest bearing loans from a director each amounting to $10,000. The loans have a term of six (6) months and the outstanding balance on these loans as of June 30, 2015 and December 31, 2014 amounted to $20,000 and are currently past due.

In April 2014, the Company issued a note to a director amounting to $25,000. The note is subject to annual interest of 12.5% and a minimum interest of $1,562. The note shall be paid at the earlier of the Company’s receipt of $50,000 in debt or equity funding or 365 days. As of June 30, 2015, the full principal amount of the note remains outstanding and is currently past due.

Convertible notes

A summary of the activity in convertible notes for the three months ended June 30, 2015 is shown below:

Balance at January 1, 2015	$453,579
Issuance of convertible note	109,000
Original issue debt discount	(3,000)
Debt discount resulting from derivative liability	(270,116)
Write off of debt discount due to debt extinguishment	23,299
Debt converted to common stock	(10,000)
Amortization of debt discount	256,347
$559,109

On January 8, 2015, the Company issued a 3% original issue discount convertible note to an accredited investor in the amount of $109,000 with a term of one (1) year and a conversion price equal to the lower of $0.50 or 80% of the share price that will be used by the Company in its next share issuance. In connection with the issuance of the note, the Company also issued warrants to purchase 21,800 shares of common stock at an exercise price of $0.63 per share and a term of two (2) years. The note is subject to annual interest of 12% and the Company was required to prepay six (6) months of interest amounting to $6,000 which is included in the principal amount. Due to the variable conversion rate on the notes, the embedded conversion feature and the warrants issued with the note qualified for derivative accounting. The fair value of the embedded conversion option and the warrants including the original issue discount totaling to $95,322 was recognized as a discount to the note. The Company also paid deferring financing fees of $9,000. The debt discount and the deferred financing fees were amortized over the term of the note.

On January 13, 2015, the Company amended two of its existing 12% notes totaling $100,000 to increase the interest rate from 12% to 15% and the number of shares issued on these notes from 25,000 shares of common stock to 50,000 shares of common stock. The modification was deemed substantial and was accounted for as a debt extinguishment under ASC 470. The fair value of the additional shares issued, including the unamortized debt discount and deferred financing fees, at the date of modification totaling to $34,878 was recognized as a loss on debt extinguishment. These two notes also became convertible during the three months ended March 31, 2015. Due to the variable conversion rate on the notes, the embedded conversion feature qualified for derivative accounting. The fair value of the embedded conversion option of $88,419 was recognized as a debt discount and amortized over the term of the note.

On May 5, 2015, a portion of a convertible note amounting to $10,000 was converted in exchange for 57,143 shares of common stock. The Company compared the fair value of the shares issued with the carrying value of the note converted which includes the corresponding unamortized debt discount and the derivative liability at the date of conversion and recognized a loss on debt extinguishment upon conversion amounting to $9,047.

A convertible note with an outstanding balance of $375,000 matured on April 29, 2015 and is currently past due.

NOTE 4 - EQUITY

On January 13, 2015, the Company issued 25,000 shares of common stock in connection with the modification of the Company’s two existing convertible notes. The fair value of the shares amounting to $8,750 was recognized as a loss on debt extinguishment. See Note 3.

On April 30, 2015, the Company entered into a consulting agreement with a third party for business development and U.S. government grant assistance.  In connection with such agreement, the Company issued 300,000 restricted shares of common stock as consideration for such services. The fair value of the shares amounting to $90,000 was recognized as stock-based compensation expense.

On May 5, 2015 the Company issued 57,143 shares of common stock in connection with the conversion of $10,000 principal amount of a convertible note.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company recognized revenues for products sold to Conic amounting to $13,322 and $31,462 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, outstanding accounts receivable from Conic for such sales were $0 and $24,449, respectively. See Note 3.

Conic also bills the Company for certain expenses related to payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of NAC. Payroll and employee benefits billed to NAC were for personnel who spend a percentage of their time on NAC’s operations. The administrative and warehouse facilities used by NAC are owned by the majority shareholder and the allocable cost related to the use of these facilities are likewise charged to NAC by Conic. For the six months ended June 30, 2015, Conic billed the Company $81,748 for services and reimbursement of expenses paid by Conic on behalf of NAC. The outstanding amount payable to Conic related to the above expenses amounted to $78,524 as of June 30, 2015. See Note 3.

On May 5, 2015, Mr. Genovese refunded the Company the $63,800 deposit held in connection with the planned acquisition of Conic. See Note 3.

NOTE 6 – SUBSEQUENT EVENTS

On August 6, 2015 the Company issued 129,870 shares of common stock in connection with the conversion of $10,000 in principal amount of a convertible note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Overview

NAC Global Technologies, Inc. is a development and manufacturing company. We manufacture and supply HGT, which is of key importance in the automation, robotics, and defense industries and is gearing technology for precision motion control applications. We have one operating subsidiary, NAC Drive Systems, Inc, and we are expanding our market reach into emerging clean energy and advanced robotic applications. Our corporate headquarters are located in Jacksonville, Florida, and we have manufacturing and warehousing facilities in Port Jervis, New York.

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

Recent Events

In the three months ended June 30, 2015, the Company has continued to see adoption and demand of its HGT in multiple market segments and geographies. Overall revenues increased by 73% over the prior year and 60% over the prior quarter. Operating losses for the three months ended June 30, 2015, were $140,827 as compared to $232,190 for the three months ended March 31, 2015. The recent customer adoption of our HGT drives is expected to increase recurring revenues. Our sales pipeline includes a large demand, particularly in the robotics and machine tool markets. We anticipate continued strong demand and expect that demand to translate into revenues over the next six to nine months as customers integrate our HGT drives into their production plans.

The impediment we continue to face is funding the ramp cycle time. We believe working capital of $500,000 is sufficient cash to fund us over the next six to nine months.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and June 30, 2014

Revenues

Sales revenues for the three months ended June 30, 2015, totaled $196,885, as compared to $113,816 for the three months ended June 30, 2014. This is a 73% increase over the same period in the prior year. NAC Drive Systems, Inc., our wholly owned operating subsidiary, generated all of our revenues via harmonic gearing product sales. The revenue increase can be attributed to adoption of our drives by original equipment manufacturers. New original equipment manufacturer (“OEM”) sales with anticipated recurring revenues were gained in the semi-conductor, aerospace, machine tool, printing, security/defense, and the robotics markets. The Company is seeing demand for its harmonic gearing product across multiple market segments geographies including North America, Asia, Europe and South America.

Cost of Goods - Gross Margin

Gross margin was 31% for the three months ended June 30, 2015, as compared to 27% for the three months ended June 30, 2014. Gross margins are expected to further increase as revenues increase due to the economies of scale and reduced concentrations.

Operating Expenses

Operating expenses for the three months ended June 30, 2015, totaled $201,823, which included $28,167 in capital raising activities, $90,000 of stock based compensation and $18,186 in Securities and Exchange Commission (“SEC”) filing and compliance expenses.

Operating expenses for the three months ended June 30, 2014, totaled $132,212, which included $40,000 in non-cash stock compensation expenses to an investor relations firm.

Net Loss

The net loss for the three months ended June 30, 2015, was $175,821, including $133,403 in amortized debt discount and financing costs, $74,308 in interest expenses, and a derivative gain of $180,625.

The net loss for the three months ended June 30, 2014, was $2,289,713, including $40,000 in non-cash stock compensation expenses, $59,774 in debt discount expenses in connection with a $375,000 convertible note, $275,000 in acquisition expenses for the acquisition of a public shell company, $9,146 in interest expenses, and $1,844,474 in derivative loss expenses.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

Revenues

Sales revenues for the six months ended June 30, 2015, totaled $319,966, a 19% increase, as compared to $269,033 for the six months ended June 30, 2014. NAC Drive Systems, Inc., our wholly-owned operating subsidiary, generated all of our revenues via harmonic gearing product sales. The revenue increase can be attributed to adoption of our drives by original equipment manufacturers. New OEM sales with anticipated recurring revenues were gained in the semi-conductor, aerospace, machine tool, printing, security/defense, and the robotics markets. The Company is seeing a strong demand for its harmonic gearing product across multiple market segments geographies including North America, Asia, Europe and South America.

Cost of Goods - Gross Margin

Gross margin was 29% for the six months ended June 30, 2015, as compared to 25% for the six months ended June 30, 2014. Gross margins are expected to further increase as revenues increase due to the economies of scale and reduced concentrations.

Operating Expenses

Operating expenses for the six months ended June 30, 2015, totaled $465,697. This amount included $133,231 for capital raising activities, $90,000 of stock based compensation, $45,981 for accounting, $34,502 for SEC compliance and filing expenses, and $7,548 for investor relations.

Operating expenses for the six months ended June 30, 2014, totaled $275,117, which included $30,424 for accounting and $111,875 in non-cash stock compensation expenses. Of the $111,875, $40,000 was attributed to an investor relations firm and $71,875 to a board member.

The increase year-over-year in operating expenses is mostly attributed to going public and capital raising as part of our business expansion plan.

Net Loss

The net loss for the six months ended June 30, 2015 was $320,553, including $293,856 in debt discount/deferred financing expenses in connection with convertible notes, $81,030 in interest expenses, $43,925 loss on debt extinguishment, and $470,136 in a derivative gain.

The net loss for the six months ended June 30, 2014 was $2,397,479, including $111,875 in non-cash stock compensation expenses, $59,744 in debt discount expenses in connection with a $375,000 convertible note, $275,000 in acquisition expenses, and $10,151 in interest expenses.

We do not anticipate generating profits for at least the next six months. We believe that 6 months is the minimum time-frame required for significant adoption of our HGT drives into customer production plans. We are planning to increase engineering to support our growing sales pipeline during this period. We believe profitability is achievable within 12 to 18 months without hindering our growth curve potential.

Liquidity & Capital Resources

Cash and Working Capital.  The Company incurred operating losses of $140,827 and $373,017 for the three and six months ended June 30, 2015, respectively.  The Company incurred a net loss of $175,821 and $320,553 for the three and six months ended June 30, 2015, respectively.  As of June 30, 2015, the Company had cash and a stockholders’ deficit of $25,767 and $1,825,729, respectively. As of June 30, 2015, the Company had a working capital deficit of $1,826,846.

Cash Used in Operating Activities.  During the six months ended June 30, 2015, net cash used in operating activities amounted to $118,972, comprised of net loss of $320,553, negative adjustments to reconcile net loss to net cash used in operating activities of $42,075, and changes in operating assets and liabilities of $243,656, compared to net cash used in operating activities for the six months ended June 30, 2014 of $194,001, comprised of net loss of $2,397,479, positive adjustments to reconcile net loss to net cash used in operating activities of $2,012,123, and changes in operating assets and liabilities of $191,355.

Cash Used in Investing Activities.  During the six months ended June 30, 2015, no cash was used in investing activities. During the six months ended June 30, 2014, net cash used in investing activities amounted to $17,702, comprised of deposits of $13,500 and an increase in intangible assets of $4,202.

Cash Provided by Financing Activities.  During the six months ended June 30, 2015, the Company received net cash of $72,715 from financing activities, comprised of $81,000 from the issuance of convertible debt and $16,176 from short term debt.  The Company also made payments of $14,461 for a secured bank note and $10,000 in related party debt. During the six months ended June 30, 2014, the Company received net cash of $206,852 from financing activities, comprised of proceeds of $160,000 from short-term debt of related parties and proceeds of $90,000 from the issuance of convertible debt.  The Company also made payments of $14,779 in connection with a line of credit, $16,500 for short-term debt of related parties, and $11,869 for deferred offering costs.

Sources of Liquidity.  We are an emerging growth company. Our cumulative net loss since our founding is $2,577,977 as of June 30, 2015, and $2,257,424 as of December 31, 2014. A combination of short-term and long-term debt and private equity sales have assisted in funding our operations and expansion. Management’s strategy to achieve growth includes making investments in plant equipment, personnel, and intellectual property development.  In order to execute this strategy, we will need to raise additional capital through public or private equity offerings, debt financings or other means.  Management believes $500,000 is sufficient to start the next phase of the Company’s growth curve.

Without additional funding, the Company may not have sufficient cash resources to meet its needs over the next twelve months.  The Company can give no assurance that such additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

 Private Placements

12% Convertible Promissory Notes

Overview.  On April 29, 2014, we completed a private offering of $375,000 aggregate principal amount of 12% Convertible Promissory Notes (the “12% Convertible Notes”) by an institutional investor for total net proceeds to the Company of $365,000 after deducting placement agent fees and other expenses. As of June 30, 2015, the aggregate principal amount of the outstanding 12% Convertible Notes was $375,000 and are currently past due.

Maturity and Interest.  The 12% Convertible Notes are due on April 29, 2015, if not converted prior to maturity and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount, payable in cash or in shares of common stock on a monthly basis beginning on the sixth (6th) month anniversary of the issue date. Beginning September 29, 2014, and continuing on each of the following six (6) successive months thereafter, we are obligated to pay 1/7th of the face amount of the 12% Convertible Notes and accrued interest. Such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 60% of the lowest volume weighted average price (“VWAP”) for the thirty (30) consecutive trading days immediately prior to such payment date.

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

15% Convertible Notes

Overview.  On September 9, 2014, October 3, 2014 and December 23, 2014, we completed private offerings of $150,000 aggregate principal amount of 15% Convertible Promissory Notes, as amended, (the “15% Convertible Notes”) and 150,000 shares of the Company’s common stock with accredited investors for total net proceeds to the Company of $132,000 after deducting placement agent fees and other expenses. As of June 30, 2015, the aggregate principal amount of the outstanding 15% Convertible Notes was $150,000.

Maturity and Interest.  The 15% Convertible Notes are due on the one (1) year anniversary of their respective issuance dates if not converted prior to maturity and accrue interest at a rate of 15% on the aggregate unconverted and outstanding principal amount on a quarterly basis beginning on the three (3) month anniversary of the respective issue date. Such payments shall, at the holder’s option, be made in cash or common stock with each share of common stock being ascribed a value that is equal to 70% of the lowest VWAP for the ten (10) consecutive trading days immediately prior to such payment date.

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

Prepayments.  The 15% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days notice for 105% of the outstanding principal and any remaining interest through maturity. During the notice period, the notes may be converted at a conversion price equal to 70% of the lowest VWAP for the ten (10) consecutive trading days immediately prior to such conversion date.

The holders of these notes have the right to convert such notes into 612,246 shares of our common stock at any time.

8% Convertible Notes

Overview.  On October 20, 2014 and December 16, 2014, we completed private offerings of $93,000 aggregate principal amount of 8% Original Issue Discount Convertible Promissory Notes (the “8% Convertible Notes”) with accredited investors for total net proceeds to the Company of $70,000 after deducting placement agent fees and other expenses. As of June 30, 2015, the aggregate principal amount of the outstanding 8% Convertible Notes was $83,000.

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

January 2015 12% Convertible Notes

Overview.  On January 8, 2015, we completed a private offering of $109,000 aggregate principal amount of 3% Original Issue Discount Convertible Promissory Notes (the “January 2015 12% Convertible Notes”) and warrants to purchase shares of the Company’s common stock with accredited investors for total net proceeds to us of $91,000 after deducting placement agent fees and expenses. As of June 30, 2015, the aggregate principal amount of the outstanding January 2015 12% Convertible Notes was $109,000.

Maturity and Interest.  The January 2015 12% Convertible Notes are due on January 8, 2016, if not converted prior to maturity and accrue interest at a rate of 12% on the aggregate unconverted and outstanding principal amount payable in cash on a monthly basis. Beginning July 8, 2015, and continuing on each of the following six (6) successive months thereafter, the Company is obligated to pay 1/7th of the face amount of the January 2015 12% Convertible Notes and accrued interest. Such payments shall, at the Company’s option, be made in cash or, subject to the Company complying with certain conditions, be made in common stock with each share of common stock being ascribed a value that is equal to 60% of the lowest VWAP for the twenty (20) consecutive trading days immediately prior to such payment date.

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

May 2015 15% Secured Promissory Notes

Overview. On May 1, 2015, we issued a term note to a third party for the principal amount of $30,000 (the “May 2015 15% Secured Promissory Note”) for inventory financing. As of June 30, 2015, the aggregate principal amount of the outstanding May 2015 15% Secured Promissory Note was $936.

Maturity and Interest. The May 2015 15% Secured Promissory Notes are due on the earlier of one hundred twenty (120) days from the issuance date or within seven (7) days of the Company’s receipt of payment on receivables as described in the May 2015 15% Secured Promissory Notes and accrue interest at an annual rate of 15%.

Prepayments. The May 2015 15% Secured Promissory Notes may be prepaid in whole or in part at any time without penalty.

Security. The May 2015 15% Secured Promissory Notes are secured by certain receivables identified by purchase orders provided by the Company to a third party prior to the funding of the May 2015 15% Secured Promissory Notes.

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

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts.  The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders.  Accounts are generally considered past due after thirty (30) days.  Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period.   The Company has determined that no allowance for doubtful accounts is required as of June 30, 2015, and December 31, 2014.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of June 30, 2015 our disclosure controls and procedures were not effective.

As of June 30, 2015, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place) that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of June 30, 2015, the Company was in default of the $375,000 12% Convertible Notes having not paid interest and amortization payments of principal when due. Although the Company did not receive a formal notice of default from the investors, such defaults caused the Company to be in cross-default of the 15% Convertible Notes and the January 2015 12% Convertible Notes.

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

NAC GLOBAL TECHNOLOGIES, INC.

Date:	August 19, 2015	By:	/s/ Vincent Genovese
Vincent Genovese President and Chief Executive Officer

Date:	August 19, 2015	By:	/s/ Vincent Genovese
Vincent Genovese Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

