Form 10-Q
period 2015-09-30
NAC GLOBAL TECHNOLOGIES, INC.
filed 2015-11-20
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 19, 2015, there were 35,262,014 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

NAC GLOBAL TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	December 31
	2015	2014

ASSETS

Current assets:
Cash	$29,689	$8,224
Accounts receivable	107,713	91,480
Inventories	34,988	35,168
Prepaid expenses	-	10,500
Deferred offering costs	57,441	48,725
Total current assets	229,831	194,097

Property and equipment, net	978	1,397
Deposit	-	63,800

Total assets	$230,809	$259,294

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$671,652	$390,578
Accounts payable - related party	97,029	144,646
Accrued expenses	154,746	129,145
Customer deposits	32,708	-
Short term debt	71,619	84,700
Convertible notes, net of debt discounts	705,609	453,579
Short-term debt – related parties	349,500	380,500
Derivative liabilities	599,189	297,215
Total current liabilities	2,682,052	1,880,363

Stockholders' deficit

Common stock, $0.001 par value; 150,000,000 shares authorized; 25,762,014 and 25,250,001 shares issued and outstanding	25,762	25,250
Additional paid-in capital	742,720	611,105
Accumulated deficit	(3,219,725)	(2,257,424)

Total stockholders' deficit	(2,451,243)	(1,621,069)

Total liabilities and stockholders' deficit	$230,809	$259,294

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$254,598	$118,944	$574,564	$387,977
Cost of goods sold	181,966	75,940	409,252	277,936
Gross profit	72,632	43,004	165,312	110,041

Operating expenses:
Selling, general and administrative expenses	119,247	419,813	584,944	694,930

Net loss from operations	(46,615)	(376,809)	(419,632)	(584,889)

Other income (expenses):
Other income (expense)	(215)	-	924	-
Acquisition expenses	-	-	-	(275,000)
Interest expense	(77,877)	(114,234)	(452,763)	(184,159)
Gain (Loss) on debt extinguishment	5,261	-	(38,664)	-
Derivative gain (loss)	(522,302)	981,195	(52,166)	(863,279)

Net income (loss)	$(641,748)	$490,152	$(962,301)	$(1,907,327)

Net income (loss) per share - Basic	$(0.02)	$0.02	$(0.04)	$(0.08)
Net income (loss) per share - Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.08)

Weighted average shares outstanding - Basic	25,704,137	24,397,746	25,497,640	24,069,216
Weighted average shares outstanding - Diluted	25,704,137	26,358,751	25,497,640	24,069,216

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(962,301)	$(1,907,327)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	90,000	190,375
Derivative loss	52,166	863,279
Loss on debt extinguishment	38,664	-
Amortization on of debt discount and deferred financing	392,376	149,768
Depreciation expense	419	140
Changes in operating assets and liabilities
Accounts receivable	(16,233)	3,624
Inventory	180	(11,322)
Prepaid Expenses	16,500	-
Accounts payable	244,160	303,855
Accounts payable - related party	(47,617)	138,414
Accrued expenses	79,814	60,331
Customer deposits	(32,708)	22,240

Net cash used in operating activities	(79,164)	(186,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	-	(1,676)
Cash paid for intangible assets	-	(4,482)
Deposits	63,800	(13,500)

Net cash provided by (used in) investing activities	63,800	(19,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	23,664	-
Payments of short-term debt	(36,835)	(18,592)
Proceeds from short-term debt - related parties	25,000	160,000
Payments of short-term debt - related parties	(56,000)	(16,500)
Proceeds from convertible debt, net of original issue discounts and fees	81,000	134,000
Payment of deferred offering costs	-	(51,647)

Net cash provided by financing activities	36,829	207,261

NET INCREASE IN CASH	21,465	980

CASH AT BEGINNING OF PERIOD	8,224	10,269
CASH AT END OF PERIOD	$29,689	$11,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$21,644	$12,714
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Debt discount resulting from derivative liability	$270,116	$341,897
Acquisition expenses paid out on convertible debt proceeds	-	275,000
Deferred financing fees paid through issuance of note	9,000	-
Prepaid interest paid though issuance of note	6,000	-
Legal fees paid through issuance of note	10,000	-
Debt converted to equity	20,000	-
Accrued interest added to debt principal	63,123	-
Shares issued with debt	-	13,636
Shares issued with deferred financing costs	-	1,875

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of NAC Global and NAC (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission on April 15, 2015 as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

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

Two customers accounted for approximately 25% and 20% of the Company’s revenues for the nine months ended September 30, 2015. Two customers accounted for approximately 44% and 13% of the Company’s revenues for the nine months ended September 30, 2014. In addition, these customers accounted for 21% and 41% of the Company’s accounts receivable balance at September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$146,099	25%	$22,356	21%
	2	$114,360	20%	$0	0%
		$360,459	45%	$22,356	21%

Nine Months Ended September 30, 2014	Customer	Customer Sales	% of Total Revenue	Accounts Receivable (AR)	% of AR
	1	$169,776	44%	$15,228	17%
	2	$49,608	13%	$21,528	24%
		$219,384	57%	$36,756	41%

The Company sells to both domestic and international customers. For the nine months ended September 30, 2015 and 2014, revenues generated through transactions with international customers amounted to approximately 32% (20% Hong Kong, 5% Brazil, 4% India, 3% others) and 10% (5% Mexico, 4% India, 1% others), respectively, of the Company’s total revenues.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2015 and December 31, 2014.

As of September 30, 2015	Amount	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$598,922			$598,922
Warrant derivatives	$267			267
	$599,189	$-	$-	$599,189

As of December 31, 2014	Amount	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$297,215	$-	$-	$297,215

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2014	$297,215
Fair value of embedded conversion derivative liability at issuance	270,116
Unrealized derivative loss included in other income (expense)	52,166
Fair value of derivative liability associated with debt converted	(20,308)
Balance at September 30, 2015	$599,189

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. The derivative liability is marked to market at each reporting period and changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black-Scholes option pricing model:

	At September 30, 2015	At December 31, 2014
Market value of stock on measurement date	$0.05	$0.48%
Risk-free interest rate	.02-0.06%	0.04%
Dividend yield	0%	0%
Volatility factor	244%-314%	151%
Term	0.27-0.48 years	0.33 years

Recently adopted accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2015, the Company incurred net losses of $962,301 and has a working capital deficit of $2,452,221 as of September 30, 2015. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - DEBT

Short-term debt

As of September 30, 2015 and December 31, 2014, the Company had a term loan with a third party financial institution for $124,000 with an outstanding balance of $64,131 and $84,700. The note is subject to annual interest of 4.5%. The note is collateralized by all of the assets of NAC and Conic Systems Inc. (“Conic”), an entity owned by the Company’s Chief Executive Officer (“CEO”), and a guarantee issued by the Company’s CEO. $20,659 was repaid on this note during the nine months ended September 30, 2015.

On May 1, 2015, the Company issued a revolving $30,000 note for inventory financing. The note is subject to a 15% annual interest rate and has a term of 120 days. The balance as of September 30, 2015 was $7,488 which was fully paid in October 2015. Aggregate borrowings and repayments under this revolving note during the nine months ended September 30, 2015 were $23,664 and $16,176, respectively.

Short-term debt - related parties

As of September 30, 2015 and December 31, 2014, the Company had an outstanding non-interest bearing loan from Vincent Genovese, its CEO and majority shareholder, amounting to $14,500 and $20,500, respectively. The Company also obtained a loan from a family member of the CEO amounting to $200,000 which is subject to annual interest of three percent (3%). The outstanding balance under this note was $200,000 as of December 31, 2014 and has been reduced to $150,000 as of September 30, 2015. The Company has made principal payments on both loans amounting to $56,000. Both loans have no stated maturity date.

On January 20, 2014, the Company obtained a non-interest bearing loan from the CEO amounting to $115,000. The loan matured on May 30, 2014 and is currently past due. On May 1, 2015, the note was assumed by Conic.

In January and April 2014, the Company obtained non-interest bearing loans from a director each amounting to $10,000. The loans have a term of six (6) months and the outstanding balance on these loans as of September 30, 2015 amounted to $20,000 and are currently past due.

In April 2014, the Company issued a note to a director amounting to $25,000. The note is subject to annual interest of 12.5% and a minimum interest of $1,562. The note shall be paid at the earlier of the Company’s receipt of $50,000 in debt or equity funding or 365 days. As of September 30, 2015, the note remains outstanding and is currently past due.

In August 2015, Conic loaned NAC Global Technologies, Inc. $25,000 at zero interest with a maturity date of December 31, 2015. As of September 30, 2015, the full principal amount of the note remains outstanding.

Convertible notes

A summary of the activity in convertible notes for the nine months ended September 30, 2015 is shown below:

Balance at January 1, 2015	$453,579
Issuance of convertible note	100,000
Accrued interest added to debt principal	63,123
Debt discount resulting from derivative liability	(270,116)
Write off of debt discount due to debt extinguishment	26,811
Debt converted to common stock	(20,000)
Amortization of debt discounts	352,212
$705,609

On January 8, 2015, the Company issued a 3% original issue discount convertible note to an accredited investor in the amount of $100,000 with a term of one (1) year and a conversion price equal to the lower of $0.50 or 80% of the share price that will be used by the Company in its next share issuance. In connection with the issuance of the note, the Company also issued warrants to purchase 21,800 shares of common stock at an exercise price of $0.63 per share and a term of two (2) years. The note is subject to annual interest of 12% and the Company was required to prepay six (6) months of interest amounting to $6,000 which is included in the principal amount. Due to the variable conversion rate on the note, the embedded conversion feature and the warrants issued with the note qualified for derivative accounting. The fair value of the embedded conversion option and the warrants including the original issue discount of $3,000 totaled $95,322 was recognized as a discount to the note. The Company also paid deferring financing fees of $9,000. The debt discount and deferred financing fees were amortized over the term of the note.

On January 13, 2015, the Company amended two of its existing 12% notes totaling $100,000 to increase the interest rate from 12% to 15% and 25,000 additional shares of common stock were issued in connection with the modification. The modification was deemed substantial and was accounted for as a debt extinguishment under ASC 470. The fair value of the additional shares issued, including the unamortized debt discount and deferred financing fees, at the date of modification totaling to $34,878 was recognized as a loss on debt extinguishment. These two notes also became convertible during the three months ended March 31, 2015. Due to the variable conversion rate on the notes, the embedded conversion feature qualified for derivative accounting. The fair value of the embedded conversion option of $88,419 was recognized as a debt discount and amortized over the term of the note.

During the nine months ended September 30, 2015, three notes issued in 2014 became convertible. Due to the variable conversion rate on the notes, the embedded conversion feature qualified for derivative accounting. The fair value of the embedded conversion option of $89,375 was recognized as a discount to the notes and were amortized over the term of the notes.

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

On August 16, 2015, a portion of a convertible note amounting to $10,000 was converted in exchange for 129,870 shares of common stock. The Company compared the fair value of the shares issued with the carrying value of the note converted which includes the corresponding unamortized debt discount and the derivative liability at the date of conversion and recognized a gain on debt extinguishment upon conversion amounting to $5,261.

On September 23, 2015, the Company amended the existing loan with a principal balance of $375,000. As a result of the amendment, unpaid interest of $63,123 was added as debt principal and the maturity date on the note was extended to March 23, 2016.

NOTE 4 - EQUITY

On January 13, 2015, the Company issued 25,000 shares of common stock in connection with the modification of two existing convertible notes. The fair value of the shares amounting to $8,750 was recognized as a loss on debt extinguishment. See Note 3.

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

On August 6th, 2015, the Company issued 129,870 shares of common stock in connection with the conversion of $10,000 in principal amount of a convertible note.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company recognized revenues for products sold to Conic amounting to $13,445 and $11,746 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, outstanding accounts receivable from Conic for such sales were $0 and $4,346, respectively.

Conic also bills the Company for certain expenses related to payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of NAC. Payroll and employee benefits billed to NAC were for personnel who spend a percentage of their time on NAC’s operations. The administrative and warehouse facilities used by NAC are owned by the majority shareholder, our Chief Executive Officer, Vincent Genovese, and the allocable cost related to the use of these facilities are likewise charged to NAC by Conic. For the nine months ended September 30, 2015, Conic billed the Company a monthly fee of $7,528 or a total of $67,752 for services and reimbursement of expenses of $13,906. Services provided include warehouse, IT systems, equipment use, factory labor, engineering, shipping and receiving. The outstanding amount payable to Conic related to the above expenses amounted to $97,029 as of September 30, 2015.

On May 5, 2015, Mr. Genovese refunded the Company the $63,800 deposit held in connection with the planned acquisition of Conic.

NOTE 6 - SUBSEQUENT EVENTS

On October 6, 2015, NAC Global Technologies, Inc. (the “Company”) commenced a public offering for the sale of Units (“Units” or each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, two Series A Warrants each to purchase one share of common stock and one Series B warrant to purchase one share of common stock. The purchasers (the “Purchasers”) of the Units each entered into a subscription agreement with the Company. The Company sold 9,500,000 Units at a purchase price of $0.05 per Unit for an aggregate purchase price of $475,000 (the “Offering”) which such amount consisted of $250,000 of cash from certain investors and $225,000 of convertible notes that were exchanged for the Units in this Offering. The closing of the sale of the Units took place on October 9, 2015.

On October 14, 2015, the Company paid $85,000 as full repayment of two convertible notes including interest of $12,000 and principle amounts of $46,500 and $26,500.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015 should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

NAC Global Technologies, Inc. is a development and manufacturing company. Our platform technology is harmonic gearing (HGT), which is of key importance in the automation, robotics, and defense industries and is a gearing technology for precision motion control applications. We have one operating subsidiary, NAC Drive Systems, Inc. Our corporate headquarters are located in Jacksonville, Florida, and we have manufacturing and warehousing facilities in Port Jervis, New York.

HGT is a critical drive to robotics, semi-conductor, aerospace, and defense industries. As a result of the increase in automation, miniaturization, robotic and unmanned systems, we believe the use of HGT is increasing significantly over the next five (5) years. We estimate the addressable market is multi-billion with little competition. The primary attributes of HGT include light weight, small size, high efficiency, high precision, and very low wear that results in consistent performance over their life. Whereas, conventional gearing performance begins to degrade immediately upon use. Products that utilize HGT in their manufacturing or design include industrial robots, personal robots, cell phones and electronics, chip making, medical equipment, communication systems, defense systems, drones and unmanned vehicles, automobiles, space craft and aircraft as examples. We are establishing network of sales representatives throughout the United States and have established distributors in Korea, Brazil, and India with more planned throughout Eastern and Western Europe in particular. We have active customers in Asia, South America, North America and Europe.

In addition to our HGT drives, NAC is progressing towards the introduction of a new alternative energy source utilizing commercial aluminum as a fuel source. NAC, and the technology inventors are at the stage of planning production prototypes of a new 250 KW fuel cell for customer demonstration and validation. The technology holds three US patents and its break through includes the efficient use of aluminum as an energy source, a non-volatile fuel cell capable of transport and/or on aircraft, and a fuel cell with non-hazardous waste.

Recent Events

In the three months ended September 30, 2015 the Company has continued to see adoption and high demand of its HGT in multiple market segments and geographies. Overall revenues increased by 115% over the same period in the prior year and 30% over the prior quarter. Operating losses for the three months ended September 30, 2015, were ($46,615) as compared to ($140,827) for the three months ended June 30, 2015, a 67% improvement. The recent customer adoption of our HGT drives is expected to increase recurring revenues. Our sales pipeline includes a large demand, particularly in the robotics and machine tool markets. We anticipate continued strong demand and expect that demand to translate into revenues over the next six to nine months as customers integrate our HGT drives into their production plans. New customer applications include drives for helicopter landing gear actuators with a Brazilian based aerospace manufacture. The company and customer are in the documentation and validation phase and a three year production contract is anticipated in the coming months valued at approximately $1,000,000 over the three year term. The project is expected to extend to at least ten years. Active inquiry and pre-contract sales negotiations include high volume robots application including one in the contract negotiation / engineering validation staged valued at over $18,000,000 annually. Our ability to execute on this and other large production contracts is in part based upon adequate funding.

We successfully closed our first public offering on October 9, 2015 raising $475,000 consisting of $250,000 of cash from investors and $225,000 of convertible notes that were exchanged for the Units in the offering. Net cash proceeds to the company were $216,285. $85,000 of the proceeds were used to repay convertible debt. The company benefited additionally by debt forgiveness of approximately $180,041 by a convertible note holder. We still need additional funding and believe that working capital of $500,000 is sufficient cash to fund us over the next six to nine months.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

Revenues

Sales revenues for the three months ended September 30, 2015 totaled $254,598 as compared to $118,944 for the three months ended September 30, 2014. NAC Drive Systems, Inc., our wholly-owned operating subsidiary, generated all of our revenues via harmonic gearing product sales.

Cost of Goods - Gross Margin

Gross margin was 29% for the three months ended September 30, 2015 as compared to 36% for the three months ended September 30, 2014. Gross margins are expected to improve as revenues increase due to the economies of scale and reduced concentrations, and management considers the variance normal due to product mix.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 totaled $119,247 compared to $419,744 for the three months ended September 30, 2014. The decrease over the same period in the prior year is mostly attributed to expenses associated with going public in 2014. Operating expenses for the three months ended September 30, 2014 included $82,500 in non-cash stock compensation expenses to a consulting firm, $23,778 in investor relations expenses, and $153,014 in legal expenses.

Net Income/Loss

The net income (loss) for the three months ended September 30, 2015 was ($641,748), included $77,877 in interest expense and $522,302 in derivative loss

The net income for the three months ended September 30, 2014, included $82,500 in non-cash stock compensation expenses, $89,994 in debt discount expenses in connection with convertible notes, $114,234 in interest expenses, and $981,195 in derivative income.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenues

Sales revenues for the nine months ended September 30, 2015 totaled $574,564 as compared to $387,977 for the nine months ended September 30, 2013. NAC Drive Systems, Inc., our wholly-owned operating subsidiary, generated all of our revenues via harmonic gearing product sales. Management attributes the increase in revenues from new customers.

Cost of Goods - Gross Margin

Gross margin was 29% for the nine months ended September 30, 2015 as compared to 28% for the nine months ended September 30, 2014. Gross margins are expected to improve as revenues increase due to the economies of scale and reduced concentrations.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 totaled $584,944, which included $141,225 for capital raising activities, $90,000 of stock based compensation, $63,589 for accounting, $42,355 for Securities and Exchange Commission compliance and filing expenses, and $8,488 for investor relations.

Operating expenses for the nine months ended September 30, 2014 totaled $694,645, which included $190,375 in non-stock compensation expenses. Of this amount $36,000 was to investor relations firm, $71,875 to a board member, and $82,500 to a financial consulting firm.

Net Loss

The net loss for the nine months ended September 30, 2015 was $962,301, including $392,376 in amortization of debt discount/deferred financing expenses in connection with convertible notes, $60,387 interest expenses, $38,664 loss on extinguishment of debt, and $52,166 in a derivative loss.

The net loss for the nine months ended September 30, 2014 was $1,907,327, including $190,375 in non-cash stock compensation expenses, $149,768 in amortization of debt discount expenses in connection with convertible notes, $275,000 in acquisition expenses for the acquisition of a public shell company, $34,391 in interest expenses, and $863,279 in derivative loss.

We do not anticipate generating profits for at least the next six months. We believe that 6 months is the minimum time frame required for significant adoption of our HGT drives into customer production plans. We are planning to increase engineering to support our growing sales pipeline during the period. We believe profitability is achievable within 12 to 24 months without hindering our growth curve potential.

Liquidity & Capital Resources

Cash and Working Capital.  The Company incurred operating losses of ($46,615) and ($419,632) for the three and nine months ended September 30, 2015, respectively.  The Company had a net loss of ($641,748) for the three months ended September 30, 2015 and incurred a net loss of ($962,301) for the nine months ended September 30, 2015.  As of September 30, 2015, the Company had cash and a stockholders’ deficit of $29,689 and ($2,451,243), respectively. As of September 30, 2015, the Company had a working capital deficit of ($2,452,221).

Cash Used in Operating Activities.  During the nine months ended September 30, 2015, net cash used in operating activities amounted to ($79,164) comprised of net loss of ($962,301), positive adjustments to reconcile net loss to net cash used in operating activities of $573,625 and changes in operating assets and liabilities of $244,096, compared to net cash used in operating activities for the nine months ended September 30, 2014 of ($186,623) comprised of a net loss of ($1,907,327), positive adjustments to reconcile net loss to net cash used in operating activities of $1,202,662 and changes in operating assets and liabilities of $517,142.

Cash Used in Investing Activities.  During the nine months ended September 30, 2015, net cash used in investing activities amounted to $63,800 comprised of deposits of $63,800.  During the nine months ended September 30, 2014, net cash used in investing activities amounted to ($19,658) comprised of deposits of $13,500, cash paid for the purchase of fixed assets of $1,676 and an increase intangible assets of4,482.

Cash Provided by Financing Activities.  During the nine months ended September 30, 2015, the Company received net cash of $36,829 comprised of proceeds of $25,000 from short-term debt of related parties, proceeds of $81,000 from the issuance of convertible debt and $23,664 issuance of short term debt.  The Company also made payments of $36,835 for a secured bank note and $56,000 for short-term debt of related parties.  During the nine months ended September 30, 2014, the Company received net cash of $207,261 comprised of proceeds of $160,000 from short-term debt of related parties and proceeds of $134,000 from the issuance of convertible debt.  The Company also made payments of $18,592 for a secured bank note, $16,500 for short-term debt of related parties and $51,647 for deferred offering and financing costs.

Sources of Liquidity. We are an emerging growth company. Our cumulative net loss since our founding is $3,219,725 as of September 30, 2015 and $2,257,424 as of December 31, 2014. A combination of short-term and long-term debt and private equity sales have assisted in funding our operations and expansion. Management’s strategy to achieve growth includes making investments in plant equipment, personnel, and intellectual property development.  In order to execute this strategy, we will need to raise additional capital through public or private equity offerings, debt financings or other means.  Management believes $500,000 is sufficient to start the next phase of the Company’s growth curve; however, our planned raise remains between $1.5 million to $3.5 million to fund anticipated capital needs in the immediate years but remains unfunded as of September 30, 2015.

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

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts.  The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders.  Accounts are generally considered past due after thirty (30) days.  Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period.  The Company has determined that no allowance for doubtful accounts is required as of September 30, 2015 and December 31, 2014.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of September 30, 2015 our disclosure controls and procedures were not effective.

As of September 30, 2015, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place) that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

As of September 30, 2015, the Company was in default of the $375,000 12% Convertible Notes having not paid interest and amortization payments when due. Although the company did not receive a formal notice of default from investors, such defaults caused the Company to be in cross-default of the 15% Convertible Notes and the January 2015 12% Convertible Notes.

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

NAC GLOBAL TECHNOLOGIES, INC.

Date:	November 20, 2015	By:	/s/ Vincent Genovese
Vincent Genovese President and Chief Executive Officer

Date:	November 20, 2015	By:	/s/ Vincent Genovese
Vincent Genovese Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

