Form 10-K
period 2015-12-31
NAC GLOBAL TECHNOLOGIES, INC.
filed 2016-05-16
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2016, the registrant had 35,662,014 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NAC GLOBAL TECHNOLOGIES, INC.

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

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

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our Web site www.nacglobaltechnologies.com under “Investor Relations/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all of the disclosures made in this Report.

PART I

Item 1.	Business

Overview

NAC Global Technologies, Inc. (referred to herein as the “Company,” “we”, “our”, and “NAC Global”) is an engineering services, R&D, and manufacturing company. We have one wholly owned subsidiary, NAC Drive Systems, Inc. (“NAC”), a manufacturer and supplier of harmonic gearing technology (“HGT”) that operates in the robotics, automation, and medical industries amongst others. HGT is a premier technology in industries where very high precision, long-life, compactness, light weight, and reliability are important factors. In additional to robotics applications, we see HGT use expanding across multiple industries and geographies including aerospace, energy, and defense. Pursuant to a long-term agreement (described below), we have partnered with CTKM Beijing Harmonic Drive, LTD. (“CTKM”), who supplies HGT to the China Space Agency. We manufacture our HGT components in Beijing, China, and perform final assembly and quality control in Port Jervis, New York. Beyond our HGT platform, we are executing a plan to bring additional, synergistic subsidiary business into NAC via strategic acquisition with a focus on the energy markets. Our corporate headquarters is located in Jacksonville, Florida.

Business Opportunity

Harmonic gearing, is a space age gearing technology that is fulfilling aerospace and industrial requirements for minimal mass and highest precision in robotic and automation applications. The design offers several advantageous properties that have made HGT advantageous in many applications.

Industrial gearing & servo actuation are core elements of nearly all industrial automation. Factory automation and process automation are both large and closely related markets, and we estimate they exceed $250 billion for component and equipment purchases annually. We believe the world-wide industrial gear market is a $165 billion market, and that demand for gears will grow an estimated 6.0 percent per annum through 2019 to $221 billion.

We believe that the global industrial robotics market is expected to grow at a Compounded Annual Growth Rate, (CAGR) of 5.4% during the forecast period, reaching a market size of $41.17 billion in 2020. We believe that world demand for machine tools will rise 5.5 percent yearly to $181 billion in 2019, and in Computer Numerically Control (CNC) and robotics, 60% of the machine cost is the gearing & actuation.

We believe that there are very high barriers to entry in the market, including proprietary designs and engineering, company history, product validation, customer access, metallurgical processing, work holding and tooling, vendor access, manufacturing know how and quality and testing know how. Our prime competitor in this market is Harmonic Drive Systems, Inc. (“HDS”), a Japanese corporation, which commands a substantial market share on HGT and reports in excess of $200 million revenues now but addresses less than 1.5% of the industrial gearing market. While we believe that our growth opportunity comes less from attacking HDS’ market share, but rather from building our own market share, achieving a 10% penetration into the competitor’s market and less than 1% penetration in the industrial gear market results in $20 million in revenues. We are now engaged with companies requiring high volumes of our HGT drives that exceed our initial revenue targets in applications ranging from aerospace, to robotics, to automotive.

The customer base for HGT is quite broad and includes companies producing robots, communication systems, security systems, printing machinery, industrial machinery, defense systems, oil & gas exploration systems, semi-conductor manufacturing, flat panel display manufacturing equipment, medical machinery, automation systems, and electronics manufacturing. The aerospace and defense market is another key market. Most, if not all, spacecraft use harmonics. Any machine requiring precision motion is a candidate for HGT.

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

While HDS is the dominant worldwide supplier of harmonic technologies, there are other manufacturers we believe are striving to enter the market. Given the market scope and size, and growth, this new competition is expected. We believe we have positioned ourselves strongly in anticipation of new competitors having established and validated production and proven product performance in demanding applications and in multiple market segments, having established validated ISO 9001 quality certified manufacturing off shore with expected cost advantages, being one of only two manufacturers to have their technology validated and utilized on multiple space flight missions and robots utilized in nuclear reactor inspection systems, and having commenced on new designs and intellectual property focused on emerging markets.

Our Strategy

Our strategy is to expand our sales revenues through increased sales of our HGT platform, leveraging our partnership with CTKM. and via strategic acquisitions of synergistic companies and technologies. We believe this strategy accelerates our growth, reduces risk, improves cash flows, and make NAC stronger as a whole in all of its markets.

Our initial revenue target is $20 million for our HGT. Existing customer demand exceeds our $20 million target. CTKM is currently expanding its existing factory in Beijing and also expects to commence expanded manufacturing operations in a new 86,000 square foot factory in late 2016 in anticipation of HGT demand.

We have increased our efforts for the second part of our strategy, expansion via acquisition of synergistic companies and technologies. In executing this strategy, we identified a synergistic technology company serving the energy and industrial gas markets that we believe is an excellent fit to our business. We anticipate a definitive agreement to be executed within the second quarter of 2016, and project our expanded, combined revenues will exceed $30 million in 2016.

Intellectual Property

We currently rely on trade secrets, know-how, nondisclosure, confidentiality and other contractual arrangements to protect our technology and intellectual property. Through 2015, our product offerings total over 100 designs. The Company and CTKM share some intellectual property and our existing contract includes some provisions for access to intellectual property, manufacturing know-how, patents, designs, materials and processes. We have agreed with CTKM in principal to draft a formal contract specific to engineering collaboration and mutual use of intellectual property within legal limits. We anticipate that agreement to be drafted in second quarter 2016.

Government Regulation

The U.S. government requires us to follow International Traffic in Arms Regulations (“ITAR”) compliant procedures for defense articles, defense services or related technical data. ITAR is a set of U.S. regulations that control the export and import of defense-related articles and services. The principal products that we manufacture do not require any government approval. However, ITAR mandates that information and materials pertaining to defense and military related technologies only be shared with U.S. persons, unless authorization from the U.S. Department of State is received or a special exemption is used. For example, if we receive drawings from a defense contractor, it is prohibited from sharing those drawings and related information with a non-U.S. citizen without receiving prior approval from the U.S. Department of State. Due to ITAR, we cannot easily manufacture specialized drives for military and defense applications outside of the United States or share technical information regarding these applications with non-U.S. citizens, and as such, the Company continues to manufacture defense related products in the United States.

Employees

As a development and holding company, NAC Global has only one direct employee is our Chief Executive Officer, Vincent Genovese. We have a total of 106 contractors, subcontractors,, full time and part-time employees including engineering, production, and management, with 10 of them in the U.S..

Our Corporate History and Background

NAC Drive Systems, Inc. (formerly NAC Harmonic Drive, Inc.), our operating subsidiary, was formed in 2007 with a lineage dating to 1968. An affiliated company of the Company is Conic Systems, Inc. (“Conic”), which was formed in 1968 and introduced harmonic gearing to the printing industry and invented the harmonic differential, harmonic differential electronic tension control system, and the patented right angle harmonic differential. Vincent Genovese, the Company’s President and Chief Executive Officer, is also President and Chief Executive Officer of Conic but no longer runs its day to day operations.

We entered the market by developing a relationship with CTKM Harmonic Drive In October 2012, we entered into a long term agreement with CTKM that extends until 2022. The agreement is for a period of ten (10) years with a 5-year cancellation notice. If the agreement is not terminated within five (5) years, the term extends for an additional ten (10) years. Our harmonic gearing is manufactured at the CTKM Beijing factory with final assembly and quality inspection in the U.S.

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

Recent Developments

Public Offering

On October 9, 2015, we closed a public offering of Units (“Units” or each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, two Series A Warrants each to purchase one share of common stock and one Series B warrant to purchase one share of common stock. We offered 9,500,000 Units at a price to the public of $0.05 per Unit, and received gross proceeds from the offering, before deducting placement agent fees and expenses payable by the Company, of approximately $475,000. Alexander Capital, L.P. acted as the placement agent for the offering.

Letter of Intent

On April 23, 2016, we entered into a binding Letter of Intent (the “LOI”), whereby we agreed, subject to the terms and conditions set forth therein, to consummate a business combination (the “Proposed Transaction”) with Bellelli Engineering S.p.A (“Bellelli”) and Swiss Heights Engineering S.A. (“Swiss Heights”), or an entity to be formed by Bellelli and Swiss Heights (referred to as “SHE Holdings Co.,” and together with Bellelli and Swiss Heights, the “SHE Parties”). As a result of the Proposed Transaction, the SHE Parties will become wholly-owned subsidiaries of the Company, and the shareholders of the SHE Parties will receive equity interests of the Company representing 95.75% of the capital stock of the combined company, on a fully-diluted basis.

Pursuant to the LOI, upon closing of the Proposed Transaction, the holders of the Company’s capital stock and other equity interests, including certain options and warrants granted by the Company, shall be entitled to retain 4.25% of the capital stock of the combined company, on a fully-diluted basis.

In the LOI, the Company agreed to an exclusivity period of 60 days after the LOI, where it will not solicit, initiate, encourage or provide information to any third party with respect to any competing transaction. The Company also agreed during such exclusivity period to conduct its business in the ordinary course of business consistent with past practice.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company operates out of Jacksonville, Florida and Port Jervis, New York, where it is co-located with Conic. The Port Jervis facility is 12,000 sq. ft., consisting of manufacturing, warehouse, assembly, and office space. It is owned by the Company’s Chief Executive Officer, Vincent Genovese, through an entity known as Skylands Real Estate Holdings and Development, LLC. The property is leased by Conic for a base amount of $85,800 per year. Taxes, insurance, utilities, and maintenance are borne by Conic. The lease term is 180 months and is set to expire on September 30, 2024. There is an option to renew for an additional 60 months at the then prevailing market rates.

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

	2015
	High	Low
First Quarter (January 1 – March 31)	$0.48	0.33
Second Quarter (April 1 – June 30)	$0.43	0.15
Third Quarter (July 1 – September 30)	$0.045	0.15
Fourth Quarter (October 1 – December 31)	$0.07	0.02

	2014
	High	Low
First Quarter (January 1 – March 31)	$0.55	0.30
Second Quarter (April 1 – June 30)	$3.00	0.55
Third Quarter (July 1 – September 30)	$2.00	1.20
Fourth Quarter (October 1 – December 31)	$1.20	0.41

Holders

As of December 31, 2015, there were approximately 1661 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street” name through brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On January 8, 2015, the Company issued a 3% original issue discount convertible note to an accredited investor in the amount of $109,000 with a term of one (1) year and a conversion price equal to the lower of $0.50 or 80% of the share price that will be used by the Company in its next share issuance. In connection with the issuance of the note, the Company also issued warrants to purchase 21,800 shares of common stock at an exercise price of $0.63 per share and a term of two (2) years. The note is subject to annual interest of 12% and the Company was required to prepay six (6) months of interest amounting to $6,000 which is included in the principal amount. Due to the variable conversion rate on the note, the embedded conversion feature and the warrants issued with the note qualified for derivative accounting. The fair value of the embedded conversion option and the warrants including the original issue discount of $3,000 totaled $95,322 was recognized as a discount to the note. The Company also paid deferring financing fees of $9,000. The debt discount and deferred financing fees were amortized over the term of the note. In August 2015, we amended and restated this note to modify the aggregate principal amount to $100,000. A portion of the interest on this debt was repaid from the proceeds of the public offering described above. On April 26, 2016  the Note was further amended to provide a new maturity date of December 8, 2018.

On January 13, 2015, the Company amended two of its existing 12% notes totaling $100,000 to increase the interest rate from 12% to 15% and 25,000 additional shares of common stock were issued in connection with the modification. The modification was deemed substantial and was accounted for as a debt extinguishment under ASC 470. The fair value of the additional shares issued, including the unamortized debt discount and deferred financing fees, at the date of modification totaling to $34,878 was recognized as a loss on debt extinguishment. These two notes also became convertible during the three months ended March 31, 2015. Due to the variable conversion rate on the notes, the embedded conversion feature qualified for derivative accounting. The fair value of the embedded conversion option of $88,419 was recognized as a debt discount and amortized over the term of the note. On October 6, 2015, these same notes converted on a dollar for dollar basis into the company’s register public offering.

During the twelve months ended December 31, 2015, three notes issued in 2014 became convertible. Due to the variable conversion rate on the notes, the embedded conversion feature qualified for derivative accounting. The fair value of the embedded conversion option of $89,375 was recognized as a discount to the notes and were amortized over the term of the notes.

On May  5, 2015, we issued a revolving note  to a third party for the principal amount of $30,000 (the “May 5, 2015 15% Secured Promissory Note”) for inventory financing. The May 5, 2015 15% Secured Promissory Note was due on the earlier of one hundred twenty (120) days from the issuance date or within seven (7) days of the Company’s receipt of payment on receivables as described in the May 5, 2015 15% Secured Promissory Notes and accrue interest at an annual rate of 15%. In 2015 the Company borrowed $23,664 on the May 5, 2015 15% Secured Promissory Note and it has been paid in full.

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

On October 14, 2015, the Company paid $85,000 as full repayment two convertible notes including interest of $12,000 and principle amounts of $46,500 and $26,500.

For additional information on the above transaction, see “Management Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

NAC Global Technologies, Inc. (referred to herein as the “Company,” “we”, “our”, and “NAC Global”) is an engineering services, R&D, and manufacturing company. We have one wholly owned subsidiary, NAC Drive Systems, Inc. (“NAC”), a manufacturer and supplier of harmonic gearing technology (“HGT”) that operates in the robotics, automation, and medical industries amongst others. HGT is a premier technology in industries where very high precision, long-life, compactness, light weight, and reliability are important factors. In additional to robotics applications, we see HGT use expanding across multiple industries and geographies including aerospace, energy, and defense. Pursuant to a long-term agreement (described below), we have partnered with CTKM Beijing Harmonic Drive, LTD. (“CTKM”), who supplies HGT to the China Space Agency. We manufacture our HGT components in Beijing, China, and perform final assembly and quality control in Port Jervis, New York. Beyond our HGT platform, we are executing a plan to bring additional, synergistic subsidiary business into NAC via strategic acquisition with a focus on the energy markets. Our corporate headquarters is located in Jacksonville, Florida.

Results of Operations

Year ended December 31, 2015, compared with year ended December 31, 2014

Revenue. Sales revenues for the year ended December 31, 2015 totaled $697,606 as compared to $651,641 for the year ended December 31, 2014. NAC Drive Systems, Inc., our wholly owned operating subsidiary, generated all of our revenues via HGT product sales.

Cost of Goods - Gross Margins. Gross margins were $213,430 or 30% for the year ended December 31, 2015 as compared to $161,685 or 25% for the year ended December 31, 2014. Gross margins are expected to improve as revenues increase due to the economies of scale, reduced concentrations, and as we bring on more expensive, higher margin gearheads into our product mix.

Operating Expenses. Operating expenses for the year ended December 31, 2015 totaled $ 685,936 which included $210,000  in non-cash stock compensation expenses to consultants.

Operating expenses for the year ended December 31, 2014 totaled $1,069,611, which included $240,375 in non-cash stock compensation expenses. Of this amount, $86,000 was given to an investor relations firm, $71,875 to a board member, and $82,500 for financial consulting.

Net Loss. The net loss for the year ended December 31, 2015 was $1,752,896 including $210,000 in non-cash stock compensation expenses, $440,840  in debt extinguishment expenses in connection with convertible notes, $585,135 in interest expenses, and $254,969  in derivative losses.

The net loss for the year ended December 31, 2014 was $1,529,563, including $240,375 in non-cash stock compensation expenses, $275,000 in acquisition expenses for the acquisition of a public shell company, $391,319 in interest expenses, and $44,682 in derivative income.

Liquidity & Capital Resources

Cash and Working Capital

The Company incurred an operating loss of $1,752,896 for the year ended December, 31, 2015. As of December 31, 2015, the Company had cash and a stockholders’ deficit of $16,674 and $3,684,766 respectively. As of December 31, 2014, the Company had a working capital deficit of $3,164,571.

Cash Used in Operating Activities

During the year ended December 31, 2015, net cash provided by operating activities amounted to $19,699 comprised of net loss of $1,752,896 with positive adjustments to reconcile net loss to net cash used in operating activities of $1,408,522 and changes in operating assets and liabilities of $364,073, compared to net cash used in operating activities for the year ended December 31, 2014 of $364,073 comprised of net loss of $1,529,563 positive adjustments to reconcile net loss to net cash used in operating activities of $540,542 and changes in operating assets and liabilities of $289,119.

Cash Used in Investing Activities

During the year ended December 31, 2015, net cash used in investing activities amounted to $63,800, which comprised of a deposit repayment. During the year ended December 31, 2014, net cash used in investing activities amounted to $15,176, which comprised of deposits of $13,500 and cash paid for fixed assets of $1,676.

Cash Provided by Financing Activities

During the year ended December 31, 2015, the Company used net cash of $75,049, which comprised of proceeds of $81,000 from convertible debt,$23,664 proceeds from short-term debt. 25,000 proceeds from related party short-term debt, and proceeds of $102,875 from the issuance of common stock. The Company also made payments of $191,068 for deferred offering costs, $50,520 for short-term debt, and $66,000 for short-term debt from related parties. During the year ended December 31, 2014, the Company received net cash of $363,082, which comprised of proceeds of $160,000 from short-term debt of related parties and proceeds of $292,000 from the issuance of convertible debt. The Company also made payments of $24,790 for a secured bank note, $19,818 for short-term debt of related parties, and $44,310 for deferred offering and financing costs.

Sources of Liquidity

Our cumulative net loss since our founding as of December 31, 2015 and December 31, 2014 was $4,010,320  and $2,257,424, respectively. A combination of short-term and long-term debt and private equity sales have assisted in funding our operations and expansion. Management’s strategy to achieve growth includes making investments in plant equipment, personnel, and intellectual property development. In order to execute this strategy, we will need to raise additional capital through public or private equity offerings, debt financings or other means. Without additional funding, the Company may not have sufficient cash resources to meet its needs over the next 12 months. The Company can give no assurance that such additional funds will be available on reasonable terms, or available at all, or that it will generate sufficient revenue to alleviate the going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Private Placements

12% Convertible Promissory Notes

Overview. On April 29, 2014, we completed a private offering of $375,000 aggregate principal amount of 12% Convertible Promissory Notes (the 12% Convertible Notes”) by an institutional investor for total net proceeds to the Company of $365,000 after deducting placement agent fees and other expenses. On September 23, 2015, the Note was amended and restated with an aggregate principal amount $438,123, included accrued interest, of $438,123. As of December 31, 2015, the aggregate principal amount of the outstanding 12% convertible Note was $423,123.

Maturity and Interest. On April 25, 2016 the Note maturity date was amended from March 23, 2015 to December 31, 2018. No payments are required until July 23, 2017; therefore, the Company is required to make monthly payments of $5,000.

Conversion. The 12% Convertible Notes may be not be converted through December 31, 2017. Beginning January 1, 2018, the Note may converted, in whole or in part, into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the 12% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) a conversion price is equal to 60% of the lowest VWAP for the 30 consecutive trading days immediately prior to such payment date. The 12% Convertible Note is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price with certain limited exceptions.

Prepayments. The 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days notice without penalty through maturity.

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

On October 9. 2015, the Notes were converted on a dollar for dollar basis into the Company’s registered public offering. As of December 31, 2015, the aggregate principal amount of the 15% convertible Notes was $0.00.

8% Convertible Notes

Overview. On October 20, 2014, and December 16, 2014, we completed private offerings of $93,000 aggregate principal amount of 8% Original Issue Discount Convertible Promissory Notes (the 8% Convertible Notes”) with accredited investors for total net proceeds to the Company of $70,000 after deducting placement agent fees and other expenses. The Notes were repaid in full on October 14, 2015 and as of December 31, 2015, the aggregate principal balance was $0.00.

January 2015 12% Convertible Notes

Overview. On January 8, 2015, we completed a private offering of $109,000 aggregate principal amount of 3% Original Issue Discount Convertible Promissory Notes (the “January 2015 12% Convertible Notes”) and warrants to purchase shares of the Company’s common stock with accredited investors for total net proceeds to us of $91,000 after deducting placement agent fees and expenses. As of December 31, 2015, the aggregate principal amount of the outstanding January 2015 12% Convertible Notes was $100,000. In August 2015, we amended and restated this note to modify the aggregate principal amount to $100,000. A portion of the interest on this debt was repaid from the proceeds of the public offering described above.

Maturity and Interest. The January 2015 12% Convertible Note was originally due on January 8, 2016 and was extended to July 8, 2016. On April 26, 2106 the Note was further amended to provide a new maturity date of December 8, 2018. The Company is responsible for making monthly interest payment of $1,000.00.

Conversion. The January 2015 12% Convertible Notes may not be converted through December 31, 2017. Beginning January 1, 2018, the Note in whole or in part, may be converted into shares of common stock at the option of the holder at any time and from time to time. The shares of common stock issuable upon conversion of the January 2015 12% Convertible Notes equal: (i) the outstanding principal amount of the convertible note divided by (ii) the lesser of (a) $0.50 or (b) 80% of the price at which the Company next issues shares of common stock or common stock equivalents, as adjusted from time to time. The January 2015 12% Convertible Notes is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Additionally, subject to certain limited exceptions, if the Company issues any common stock or warrants or convertible debt entitling any person to acquire common stock at a per share purchase price that is less than the conversion price for the notes, such conversion price will be adjusted to that lower purchase price with certain limited exceptions.

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

Prepayments. The January 2015 12% Convertible Notes may be prepaid in whole or in part at any time upon ten (10) days notice up without penalty.

May 2015 15% Secured Promissory Notes

Overview. On May 5, 2015, we issued a term note to a third party for the principal amount of $30,000 (the “May 2015 15% Secured Promissory Note”) for inventory financing. As of December 31, 2015, the aggregate principal amount of the outstanding May 2015 15% Secured Promissory Note was $0.

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

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured. Revenue from product sales is recognized when products are shipped to customers. The Company’s revenues include sales to customers domiciled outside of the U.S. Generally, these sales are denominated in U.S. dollars.

Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

All amounts billed to customers for shipping and handling costs are included in revenues in the statements of operations.

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders. Accounts are generally considered past due after thirty (30) days. Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period. The Company has determined that no allowance for doubtful accounts is required as of December 31, 2015 and December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. As discussed below, based on this evaluation, our management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. This is due to the existence of material weaknesses described below:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

As of December 31, 2015, we have identified certain matters that constituted material weaknesses in our internal control over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions due to a lack of qualified personnel and have limited segregation of duties and a lack of multiple levels of supervision and review within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2015 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board Committees

Our Board of Directors currently has no committees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and- desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2015, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Years 2015 and 2014

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015, and 2014 in all capacities for the accounts of our executives, including the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary	Stock	Option	Bonus	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other	Total
Vincent Genovese, Chief Executive Officer,	2015	200,000	0	0	0	0	0	0	200,000
Chief Financial Officer (1)	2014	164,178	0	0	0	0	0	0	164,178
Jose Pujol, Former Secretary (2)	2014	0	0	0	0	0	0	0	0
Thomas J. Howells (3)	2014	0	0	0	0	0	0	0	0
Shelley Goff (4)	2014	0	0	0	0	0	0	0	0

(1)	Mr. Genovese was appointed as our Chief Executive Officer and President on April 29, 2014.
(2)	Mr. Pujol was appointed as our Secretary and Director of Operations and Finance on April 29, 2014. Mr. Pujol from his position as Secretary on September 3, 2015.
(3)	Mr. Howells resigned from his position as President on April 29, 2014.
(4)	Ms. Goff resigned from her position as Secretary on April 29, 2014.

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

For a discussion of payments that we would be obligated to make to Mr. Genovese upon his termination or a change in control, see “Potential Payments upon Termination or Change in Control” on page 13.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of December 31, 2015:

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								wards:	Market
			Equity				Market	Number	or Payout
			incentive			Number	Value	of	Value of
			plan			of	of	Unearned	Unearned
			awards:			Shares	Shares	Shares,	Shares,
	Number of	Number of	number of			or Units	or	Units or	Units Or
	securities	securities	securities			of	Units of	Other	Other
	underlying	underlying	underlying			Stock	Stock	Rights	Rights
	unexercised	unexercised	unexercised	Option		That	That	That	That
	options	options	unearned	exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	options	price	expiration	Vested	Vested	Vested	Vested
Name	exercisable	unexercisable	(#)	($)	date	(#)	($)	(#)	($)

Vincent Genovese	-	-	-	-	-	-	-	-	-

Director Compensation for Fiscal 2015

The Company compensates our non-employee directors on a negotiated basis including expenses for their service. The table below summarizes the compensation earned by our non-employee directors for the fiscal year ended December 31, 2015.

					Change in
					pension
	Fees				value and
	earned			Non-equity	nonqualified
	or			incentive	deferred
	paid in	Stock	Option	plan	compensation	All Other
	cash	Awards	Awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Rita M. O’Connor	0	0	0	0	0	0	0
Edward Haversang	0	0	0	0	0	0	0
Brian St. Denis	0	0	0	0	0	0	0

Pension Benefits

We do not have any defined pension plans

Potential Payments upon Termination or Change in Control

In the event that Mr. Genovese is terminated without cause or there is a change in control, we would be obligated to pay Mr. Genovese:

(1)	His accrued and unpaid base salary (his base salary is currently $200,000);

(2)	the product of (x) any annual bonus and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the termination date and the denominator of which is 365;

(3)	Any accrued and unpaid vacation;

(4)	And amount equal to the sum of an amount equal to thirty six (36) months of his base salary and (b) the annual bonus multiplied by three (3).

Additionally, all stock options, stock appreciate rights, restricted stock, and performance shares (i.e., all equity based compensation ) would immediately vest. Currently, Mr. Genovese does not have or have the right to any stock options, stock appreciate rights, or performance shares. Further, we would be obligated to pay Mr. Genovese, on a grossed-up basis, the amount of any excise and income taxes payable by Mr. Genovese as a result of any payments in shares of common stock triggered by his employment agreement, or other agreements between Mr. Genovese and the Company, or any of its subsidiaries. We would also be required to pay to Mr. Genovese any other amounts or benefits required to be paid or provided or which the Mr. Genovese is eligible to receive under any plan, program, policy, practice or arrangement or contract or agreement of the Company and any of its affiliated companies (the “Other Benefits”).

In the event that Mr. Genovese is terminated for cause, we would be obligated to pay Mr. Genovese his base salary through the date of termination plus the amount of any compensation previously deferred by Mr. Genovese and any accrued vacation or other pay pursuant to the Company’s vacation policy, in each case to the extent unpaid.

In the event that Mr. Genovese is terminated due to death or disability, we would be obligated to pay Mr. Genovese’s beneficiaries or legal representatives:

(1)	That portion of his base salary that was not previously paid to him from the last payment date through the date of termination and an amount equal twenty four (24) month’s salary at the level of his base salary then in effect; and

(2)	The Other Benefits and treatment of all other compensation under existing plans as provided by the terms and rules of those plans.

In the event that Mr. Genovese voluntarily terminates his employment, then we would be obligated to pay to Mr. Genovese that portion of his base salary that was not previously paid from the last payment date through the effective date of his voluntary termination, any accrued vacation or other pay pursuant to the Company’s vacation policy, and the Other Benefits.

Item 12.	Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 13, 2016 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding common stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 13, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares of common stock that such person or persons has the right to acquire within 60 days of May 13, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of common stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o NAC Global Technologies, Inc., 4720 Salisbury Road, Jacksonville, FL 32256.

	Shares owned (1)
Name of beneficial owner	Number	Percent
5% Shareholders
Brian St. Denis	5,243,942	14.7%
Molly Hsu	4,800,000	13.5%

Directors and Executive Officers
Vincent Genovese	16,013,589	44.9%
Rita M. O’Connor	360,032	1.0%
Edward C. Haversang	673,103	1.9%
All directors and officers as a group (3 people)	27,090,666	47.8%

(1)	Based on 35,662,014 shares of common stock issued and outstanding as of May 13, 2016. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Equity Compensation Plan Information as of December 31, 2015

Number of
Securities
Remaining
Available
for
Future
Issuance
under
	Number of	Weighted	equity
	Securities	Average	compensation
	to Be	Exercise	plans
	Issued upon	Price	(excluding
	Exercise of	of	securities
	Outstanding	Outstanding	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	-

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

On August 24, 2011, the Company entered into a Shareholder Option Sale Agreement (the “Purchase Agreement”) with Mr. Genovese, the Company’s Chief Executive Officer, to acquire all of his shares in Conic at an agreed consideration of $1,200,000, which increases at a rate of 4.875% per year. In connection with the Purchase Agreement, the Company has paid to Mr. Genovese $63,800 as of December 31, 2015.

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

Mr. Genovese refunded the aforementioned deposit on May 5, 2015 and the Company has no current plans or means to consummate the acquisition of Conic.

The Company recognized revenues for products sold to Conic amounting to $13,332 and $36,195 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, outstanding accounts receivable from Conic for such sales were $0 and $24,449, respectively.

Conic also bills the Company for certain expenses related to warehousing, shipping and receiving, packing, quality control, drafting, testing, machining, equipment use, payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of the Company. Payroll and employee benefits billed to the Company were for personnel who spend a percentage of their time on the Company’s operations. The administrative and warehouse facilities used by the Company are owned by the majority shareholder and the allocable cost related to the use of these facilities are likewise charged to the Company by Conic. For the year ended December 31, 2015, Conic billed the Company a monthly fee of $7,548. The outstanding amount payable to Conic related to the above expenses amounted to $111,358 as of December 31, 2015.

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

We have determined that Rita O’Connor, Edward Haversang are independent directors. We do not have an audit committee, compensation committee or nominating committee.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed and expected to be billed by MaloneBailey LLP for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2015 and for the review of our consolidated financial statements for the fiscal year ended December 31, 2015 as well as services associated with the Form S-1 Registration Statement are $53,000. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2014 were approximately $52,000.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed by MaloneBailey LLP, $0.00 and $0.00, respectively for professional services rendered for tax compliance, tax advice, and tax planning. The billings received by the Company in 2015 for professional services rendered for tax compliance, tax advice, and tax planning pertain to tax years 2015 and prior.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2015 and 2014.

We do not have an audit committee. Our entire Board approves in advance audit and non-audit services to be provided by our independent accounting firms. No audit-related services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal years ended December 31, 2015 and December 31, 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2015 and, 2014, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, the footnotes thereto, and the respective reports of MaloneBailey LLP, an independent registered public accounting firm, is filed herewith.

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

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement by and between NAC Global Technologies, Inc. (formerly known as LipidViro Tech, Inc.), NAC Harmonic Drive, Inc., the principal shareholders of LipidViro Tech, Inc. and the shareholders of NAC Harmonic Drive, Inc., dated April 29, 2014(1)
3.1(i)(a)	Articles of Incorporation(1)
3.1(i)(b)	Articles of Merger filed with the States of Nevada and California, October 4, 2001(1)
3.1(i)(c)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada September 9, 2003(6)
3.1(i)(d)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada February 5, 2004(6)
3.1(i)(e)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada August 18, 2008(6)
3.1(i)(f)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada July 15, 2014(2)
3.1(ii)	By-Laws(1)
4.1	12% Convertible Promissory Note, dated April 29, 2014(4)
4.2	Form of 15% Convertible Promissory Note(8)
4.3	Form of 8% Convertible Promissory Note(6)
4.4	Form of 3% Convertible Promissory Note(7)
4.5	Form of Warrant dated January 8, 2015(7)
4.6	Form of 15% Secured Promissory Note dated May 1, 2015(9)
4.7	Form of Series A Warrant included in the Unit in this offering(9)
4.8	Form of Series B Warrant included in the Unit in this offering(9)
4.9	Form of Placement Agent’s Warrant (8)
10.1	Securities Purchase Agreement, dated April 29, 2014(4)
10.2	Registration Rights Agreement, dated April 29, 2014(4)
10.3	Form of Securities Purchase Agreement, 15% Convertible Note Offerings(8)
10.4	Form of Securities Purchase Agreement, 8% Convertible Note Offerings(6)
10.5	Securities Purchase Agreement, dated January 8, 2015(7)
10.8	Exclusive Manufacturing and Sales Representative and Distributor Agreement, by and between Beijing CTKM Harmonic Drive Co. LTD and NAC Harmonic Drive, Inc.(5)
10.9	New York Lease Agreement(4)
10.10	Florida Lease Agreement(4)
10.11	Agreement by and between NAC Global Technologies, Inc. and Conic Systems, Inc., dated August 25, 2014(3)
10.12†	Employment Agreement — Vincent Genovese(3)
10.13†	Agreement with Chief Executive Officer of Conic Systems Inc.(5)
10.14	Form of Placement Agent Agreement(9)
10.15	Form of Subscription Agreement(9)
21.1	List of Subsidiaries(6)
23.1*	Consent of MaloneBailey LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management Contract or compensatory plan or arrangement

(1)	Filed as an Exhibit on 10-SB12G Registration Statement filed with the SEC on March 1, 2002.
(2)	Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on July 16, 2014
(3)	Filed as an Exhibit on Amendment No. 3 to Current Report to Form 8-K filed with the SEC on August 26, 2014.
(4)	Filed as an Exhibit on Amendment No. 2 to Current Report to Form 8-K filed with the SEC on July 21, 2014
(5)	Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on May 5, 2014.
(6)	Filed as an Exhibit on Form S-1 filed with the SEC on December 15, 2014.
(7)	Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on January 12, 2015.
(8)	Filed as an Exhibit on Form S-1/A filed with the SEC on January 20, 2015.
(9)	Filed as an Exhibit on Form S-1/A filed with the SEC on June 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAC Global Technologies, Inc.

Date: May 16, 2016	By:	/s/ Vincent Genovese
Vincent Genovese
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 16, 2016	By:	/s/ Vincent Genovese
Vincent Genovese Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

Date: May 16, 2016	By:	/s/ Rita M. O’Connor
Rita M. O’Connor Director

Date: May 16, 2016	By:	/s/ Edward Haversang
Edward Haversang Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Share Exchange Agreement by and between NAC Global Technologies, Inc. (formerly known as LipidViro Tech, Inc.), NAC Harmonic Drive, Inc., the principal shareholders of LipidViro Tech, Inc. and the shareholders of NAC Harmonic Drive, Inc., dated April 29, 2014(1)
3.1(i)(a)	Articles of Incorporation(1)
3.1(i)(b)	Articles of Merger filed with the States of Nevada and California, October 4, 2001(1)
3.1(i)(c)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada September 9, 2003(6)
3.1(i)(d)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada February 5, 2004(6)
3.1(i)(e)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada August 18, 2008(6)
3.1(i)(f)	Certificate of Amendment to Articles of Incorporation, filed with the States of Nevada July 15, 2014(2)
3.1(ii)	By-Laws(1)
4.1	12% Convertible Promissory Note, dated April 29, 2014(4)
4.2	Form of 15% Convertible Promissory Note(8)
4.3	Form of 8% Convertible Promissory Note(6)
4.4	Form of 3% Convertible Promissory Note(7)
4.5	Form of Warrant dated January 8, 2015(7)
4.6	Form of 15% Secured Promissory Note dated May 1, 2015(9)
4.7	Form of Series A Warrant included in the Unit in this offering(9)
4.8	Form of Series B Warrant included in the Unit in this offering(9)
4.9	Form of Placement Agent’s Warrant (8)
10.1	Securities Purchase Agreement, dated April 29, 2014(4)
10.2	Registration Rights Agreement, dated April 29, 2014(4)
10.3	Form of Securities Purchase Agreement, 15% Convertible Note Offerings(8)
10.4	Form of Securities Purchase Agreement, 8% Convertible Note Offerings(6)
10.5	Securities Purchase Agreement, dated January 8, 2015(7)
10.8	Exclusive Manufacturing and Sales Representative and Distributor Agreement, by and between Beijing CTKM Harmonic Drive Co. LTD and NAC Harmonic Drive, Inc.(5)
10.9	New York Lease Agreement(4)
10.10	Florida Lease Agreement(4)
10.11	Agreement by and between NAC Global Technologies, Inc. and Conic Systems, Inc., dated August 25, 2014(3)
10.12†	Employment Agreement — Vincent Genovese(3)
10.13†	Agreement with Chief Executive Officer of Conic Systems Inc.(5)
10.14	Form of Placement Agent Agreement(9)
10.15	Form of Subscription Agreement(9)
21.1	List of Subsidiaries(6)
23.1*	Consent of MaloneBailey LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management Contract or compensatory plan or arrangement

(1)	Filed as an Exhibit on 10-SB12G Registration Statement filed with the SEC on March 1, 2002.
(2)	Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on July 16, 2014
(3)	Filed as an Exhibit on Amendment No. 3 to Current Report to Form 8-K filed with the SEC on August 26, 2014.
(4)	Filed as an Exhibit on Amendment No. 2 to Current Report to Form 8-K filed with the SEC on July 21, 2014
(5)	Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on May 5, 2014.
(6)	Filed as an Exhibit on Form S-1 filed with the SEC on December 15, 2014.
(7)	Filed as an Exhibit on Current Report to Form 8-K filed with the SEC on January 12, 2015.
(8)	Filed as an Exhibit on Form S-1/A filed with the SEC on January 20, 2015.
(9)	Filed as an Exhibit on Form S-1/A filed with the SEC on June 23, 2015.

NAC GLOBAL TECHNOLOGIES, INC.

December 31, 2015 and December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NAC Global Technologies, Inc.

Port Jervis, NY

We have audited the accompanying consolidated balance sheets of NAC Global Technologies, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NAC Global Technologies, Inc. and its subsidiary as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

May 16, 2016

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2015	2014

ASSETS

Current assets:
Cash	$16,674	$8,224
Accounts receivable	88,150	67,031
Accounts receivable - related party	-	24,449
Inventories	33,348	35,168
Prepaid expenses	-	10,500
Other current assets	1,500	-
Deferred financing costs	-	48,725
Total current assets	139,672	194,097

Equipment net	838	1,397
Deposits	-	63,800

Total assets	$140,510	$259,294

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$648,983	$390,578
Accounts payable - related party	111,358	144,646
Customer deposits	29,552	-
Accrued expenses	99,103	129,145
Short term debt	57,844	84,700
Convertible notes, net of debt discount of $0 and $164,421	-	453,579
Short-term debt - related parties	339,500	380,500
Derivative liability	2,017,903	297,215
Total current liabilities	3,304,243	1,880,363

Long-term convertible debt, net of discount of $2,090 and $0	521,033	-
Total liabilities	3,825,276	1,880,363

Stockholders' deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,662,014 and 25,250,001 shares issued and outstanding	35,662	25,250
Additional paid in capital	289,892	611,105
Accumulated deficit	(4,010,320)	(2,257,424)

Total stockholders' deficit	(3,684,766)	(1,621,069)

Total liabilities and stockholders' deficit	$140,510	$259,294

See accompanying notes to consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2015	2014

Revenues	$684,274	$615,446
Revenues - related party	13,332	36,195

Cost of goods sold	484,176	489,956
Gross profit	213,430	161,685

Operating expenses
Selling, general and administrative expenses	685,936	1,069,611

Net loss from operations	(472,506)	(907,926)

Other income (expense)
Interest expense	(585,135)	(391,319)
Loss on debt extinguishment	(440,840)	-
Other income	554	-
Acquisition expenses	-	(275,000)
Unrealized derivative gain (loss)	(254,969)	44,682

Net loss	$(1,752,896)	$(1,529,563)

Net loss per share - Basic and diluted	$(0.06)	$(0.06)

Weighted average shares outstanding - Basic and diluted	27,985,373	24,351,705

See accompanying notes to consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2013	22,764,969	22,765	334,110	(727,861)	(370,986)

Reverse merger adjustment	1,875,000	1,875	(1,875)	-	-

Shares issued for services	555,032	555	239,820	-	240,375

Shares issued with debt	50,000	50	34,530	-	34,580

Shares issued as financing fees	5,000	5	4,520	-	4,525

Net loss				(1,529,563)	(1,529,563)

Balance - December 31, 2014	25,250,001	25,250	611,105	(2,257,424)	(1,621,069)

Shares and warrants issued for cash, net of stock issuance costs	5,000,000	5,000	20,807	-	25,807

Shares issued for services	700,000	700	209,300	-	210,000

Shares and warrants issued for debt conversions and interest	4,687,013	4,687	1,059,009	-	1,063,696

Shares issued with debt	25,000	25	8,725	-	8,750

Warrant derivatives	-	-	(1,619,054)	-	(1,619,054)

Net loss	-	-	-	(1,752,896)	(1,752,896)

Balance - December 31, 2015	35,662,014	$35,662	$289,892	$(4,010,320)	$(3,684,766)

See accompanying notes to consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,752,896)	$(1,529,563)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	559	279
Bad debt expense	-	586
Stock compensation expense	210,000	240,375
Shares issued for interest expense	75,000	-
Write- off of intangible asset	-	33,369
Write-off of deferred offering costs		47,449
Unrealized derivative loss (gain)	254,969	(44,682)
Loss on extinguishment of debt	440,840	-
Amortization of debt discounts and deferred financing fees	427,154	263,166
Changes in operating assets and liabilities
Accounts receivable	3,330	1,788
Inventory	1,820	15,865
Prepaid expenses and other current assets	15,000	(10,500)
Accounts payable	294,405	426,455
Accounts payable - related party	(33,288)	82,073
Customer deposits	29,552	-
Accrued expenses	53,254	123,389
Net cash provided by (used in) operating activities	19,699	(349,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,676)
Deposits	63,800	(13,500)

Net cash provided by (used in) investing activities	63,800	(15,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	23,664	-
Payments of short-term debt	(50,520)	(24,790)
Proceeds from short-term debt - related parties	25,000	160,000
Payments of short-term debt - related parties	(66,000)	(19,818)
Proceeds from sale of common stock and warrants	102,875	-
Proceeds from convertible debt	81,000	292,000
Payment of stock issuance costs	(191,068)	(44,310)

Net cash provided by (used in) financing activities	(75,049)	363,082

NET INCREASE (DECREASE) IN CASH	8,450	(2,045)

CASH AT BEGINNING OF PERIOD	8,224	10,269
CASH AT END OF PERIOD	$16,674	$8,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$104,543	$23,785
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deferred financing fees paid through issuance of notes	9,000	-
Prepaid interest paid through issuance of note	6,000	-
Legal fees paid through issuance of note	10,000	-
Convertible debt and fees paid with proceeds from units offering	114,000	-
Convertible debt converted to equity	170,000	-
Accrued interest added to debt principal	63,123	-
Shares issued with debt	-	34,580
Shares issued with deferred financing costs	-	4,525
Debt discount resulting from derivative liability	270,116	341,897
Warrant derivatives issued	1,619,054	-
Acquisition expenses paid out of convertible debt proceeds	-	275,000

See accompanying notes to consolidated financial statements

NAC GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

NAC Global Technologies, Inc. (referred to herein as the “Company,” “we” and “our”) is an engineering services, R&D, and manufacturing company. We have one wholly owned subsidiary, NAC Drive Systems, Inc., a manufacturer and supplier harmonic gearing technology (“HGT”) that operates in the robotics, automation, and medical industries amongst others. HGT is a premier technology in industries where very high precision, long-life, compactness, light weight, and reliability are important factors. In additional to robotics applications, we see HGT use expanding across multiple industries and geographies including aerospace, energy, and defense. We are partnered with CTKM Beijing Harmonic Drive, LTD., the national supplier of HGT to the China Space Agency. We manufacture our HGT components in Beijing, China, and perform final assembly and quality control in Port Jervis, New York. Our corporate headquarters is located in Jacksonville, Florida.

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

Revenue recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service or sale is complete, the price is fixed or determinable and collectability is reasonably assured. Revenue from product sales is generally recognized when products are shipped to customers. The Company’s revenues include sales to customers domiciled outside of the United States. Generally, these sales are denominated in U.S. dollars.

Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

All amounts billed to customers for shipping and handling costs are included in revenues in the consolidated statements of operations.

Accounts receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders. Accounts are generally considered past due after 30 days. Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period. The Company has determined that no allowance for doubtful accounts is required as of December 31, 2015 and 2014.

Inventory

Inventory consists primarily of purchased finished goods and packaging materials. Inventory costs are determined using the average method and are carried at the lower of cost or net realizable value. Inventory is reviewed periodically for slow-moving and obsolete items.

Deferred offering costs

Deferred offering costs at December 31, 2015 and 2014 include costs incurred from third parties in connection with the Company’s planned equity offering. Such costs will be offset against future proceeds from the sale of shares of common stock arising from such equity offering. At December 31, 2014, deferred offering costs were written off to zero based on management’s assessment that the planned equity offering is not likely to occur.

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets of 2 years. Maintenance and repairs are charged to expense as incurred. Depreciation expense was $559 and $279 for the years ended December 31, 2015 and 2014, respectively.

Intangible assets

The Company elects to capitalize intangible assets associated with legal costs and fees incurred by the Company in connection with patent applications. Intangible assets were fully written off as of December 31, 2014.

Long-lived assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. When such events or changes in circumstances occur, the Company recognizes an impairment loss if the undiscounted future cash flows expected to be generated by the asset is less than the carrying value of the related asset. In those circumstances an impairment loss is recorded to adjust the asset to its fair value. Management has determined that no impairment exists as of December 31, 2015 and 2014.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was $1,717 and $6,584 for the years ended December 31, 2015 and 2014, respectively.

Warranty costs

Provisions for estimated warranty and other related costs are recorded in cost of sales at the time of sale and are periodically adjusted to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring Company obligations under the warranty plan. The Company’s estimates are based on historical experience. At December 31, 2015 and 2014 there was no warranty liability accrued.

Stock-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Awards given to nonemployees are accounted for under ASC 505 where the awards are valued at earlier of commitment date or completion of services.

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

The Company is required to file federal and state income tax returns. With limited exceptions, NAC is no longer subject to U.S. federal income tax and state income tax examinations for years before 2009.

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

Principles of consolidation

The consolidated financial statements include the accounts of NAC Global Technologies, Inc. and its wholly-owned subsidiary, NAC Drive Systems, Inc. All intercompany accounts and transactions are eliminated in consolidation.

Concentration of risks

The Company maintains its cash primarily in one financial institution. The balance, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk to cash.

Three customers accounted for approximately 24%, 16% and 11%, respectively, of the Company’s revenues for the year ended December 31, 2015. Three customers accounted for approximately 34%, 17% and 10%, respectively, of the Company’s revenues for the year ended December 31, 2014. In addition, these customers accounted for 49% and 46% of the Company’s accounts receivable balance at December 31, 2015 and 2014, respectively.

				Accounts
		Customer	% of Total	Receivable
Year Ended December 31, 2015	Customer	Sales	Revenue	(AR)	% of AR
	1	$172,019	24%	$14,256	16%
	2	$114,360	16%	$-	-%
	3	$75,816	11%	$29,592	33%
		$362,195	51%	$43,848	49%

				Accounts
		Customer	% of Total	Receivable
Year Ended December 31, 2014	Customer	Sales	Revenue	(AR)	% of AR
	1	$222,264	34%	21,708	24%
	2	$111,200	17%	-	-%
	3	$67,392	10%	$20,592	22%
		$400,856	61%	$42,300	46%

The Company sells to both domestic and international customers. For the years ended December 31, 2015 and 2014, revenues generated through transactions with international customers amounted to approximately 30% (16% Hong Kong, 5% Switzerland, 5% Brazil, 4% other) and 25% (17 % Hong Kong, 3% India, 3% Canada, 2% other) of the Company’s total revenues respectively.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2015 and 2014.

As of December 31, 2015	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$791,563	-	-	$791,563
Warrant derivatives	1,226,340	-	-	1,226,340
	$2,017,903	$-	$-	$2,017,903

As of December 31, 2014	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$$297,215			$$297,215

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs during the years ended December 31, 2015 and 2014:

Balance at December 31, 2013	$-
Fair value of embedded conversion derivative liability at issuance	341,897
Unrealized derivative gain included in other expenses	44,682
Balance at December 31, 2014	$297,215
Fair value of embedded conversion derivative liability at issuance	1,889,170
Unrealized derivative loss included in other income (expense)	254,969
Fair value of derivative liability associated with debt converted and settled	(423,451)
Balance at December 31, 2015	$2,017,903

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. The derivative liability is marked to market at each reporting period and changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black-Scholes option pricing model:

		At December 31,	At December 31,
	At issuance	2015	2014
Market value of stock on measurement date	$0.06 – 0.41	$0.04	$0.48
Risk-free interest rate	0.08-1.41%	0.65-1.76%	0.04%
Dividend yield	0%	0%	0%
Volatility factor	89-160%	174-228%	151%
Term	0.51-5 years	0.02 - 4.78 years	0.33 years

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

On July 15, 2014, LipidViro changed its name to NAC Global Technologies, Inc.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year December 31, 2015, the Company incurred net losses of $1,752,896  and has a working capital deficit of $3,164,571 If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - INVENTORIES

Inventories at December 31 consist of the following:

	2015	2014
Finished goods	$29,057	$30,375
Packaging materials	4,291	4,793
	$33,348	$35,168

NOTE 5 - DEBT

Short-term debt

As of December 31, 2015, the Company had a term loan with a third party financial institution for $124,000 with an outstanding balance of $57,844. The note is subject to annual interest of 4.5%. The note is collateralized by all of the assets of NAC and Conic Systems Inc. (“Conic”), an entity owned by the Company’s CEO, and a guarantee issued by the Company’s CEO. $26,856 was repaid on this note during the year ended December 31, 2015. The outstanding balance under this note was $84,700 as of December 31, 2014.

On May 1, 2015, the Company issued a revolving $30,000 note for inventory financing. The note is subject to a 15% annual interest rate and has a term of 120 days. Aggregate borrowings and repayments under this revolving note during the year ended December 31, 2015 were $23,664 and $23,664, respectively.

Debt with related parties

As of December 31, 2015 and 2014, the Company has an outstanding non-interest bearing loans from its CEO and majority shareholder, amounting to $14,500 and $20,500 respectively. The Company also obtained a loan from a family member of the CEO amounting to $200,000 which is subject to annual interest of 3% and $140,000 and $200,000 is outstanding as of December 31, 2015 and 2014 respectively. Both loans have no stated maturity dates.

On January 20, 2014, the Company obtained a non-interest bearing loan from the CEO amounting to $115,000. The loan matured on May 30, 2014 and is currently past due. In May, 2015 the CEO assigned the note to Conic . The outstanding balance under this note was $115,000 as of December 31, 2015 and 2014.

In January and April 2014, the Company obtained non-interest bearing loans from a director each amounting to $10,000. The loans have a term of 6 months and the outstanding balance on these loans as of December 31, 2015  and 2014 amounted to $20,000 and are currently past due.

In April 2014, the Company issued a note to a director amounting to $25,000. The note is subject to annual interest of 12.5% and a minimum interest of $1,562. The note shall be paid at the earlier of the Company’s receipt of $50,000 in debt or equity funding or 365 days. The outstanding balance on this note as of December 31, 2015  and 2014 amounted to $25,000 and is currently past due.

In August 2015, Conic loaned NAC Global Technologies, Inc. $25,000 at zero interest with a maturity date of December 31, 2015. As of December 31, 2015, the full principal amount of the note remains outstanding and is currently past due.

Convertible debt

The Company issued a 12% convertible note in 2014 for a total amount of $375,000 to a third party which had a term of 1 year and a conversion price of $0.30. On September 23, 2015 the note was amended and restated to a total amount of $438,123 which included accrued interest with a due date of March, 23, 2016. Beginning on October 15, 2015 and on each of the following 6 successive months thereafter, the Company is obligated payments of $5,000 per month. All overdue accrued and unpaid interest is subject to a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. The Company may prepay the note for the sum of the then outstanding principal amount of the convertible note and guaranteed interest multiplied by 125%. The note includes a reset provision in the conversion price in the event the Company subsequently sells shares at a price lower than $0.30. As a result, the Company determined that the conversion feature of the note qualified for derivative accounting. The fair value of the embedded conversion feature as determined using the Black-Scholes option pricing model amounted to $341,987 which was recognized as a debt discount and amortized over the term of the note. The Company also paid fees to the lender amounting to $10,000 which was also recognized as a debt discount at the note’s 2014 inception and was amortized over the term of the note. Principal payments of $15,000 were made in 2015 and as of December 31, 2015, the note has an outstanding balance of $423,123. In April 2016, the note was further amended to extend the maturity date to December 31, 2018 with monthly payments of $5,000 to start in July 2017.

During 2014, the Company issued two 12% notes for a total amount of $100,000 to third parties, which have a one year term and are convertible to common stock beginning four months from the issuance date of the notes or upon an event of default. The conversion price on the notes is equivalent to 70% of the lowest daily VWAP (volume weighted average price) during the 10 day trading period immediately prior to conversion. The notes contain an embedded derivative but are not recognized until the notes become convertible. Based on the above terms, the Company determined that the conversion feature of the notes do not qualify for derivative accounting as of December 31, 2014. The Company is obligated to pay the principal amount and accrued interest on the date of its planned public offering. In connection with the notes, the Company issued 25,000 common shares to the note holders with a relative fair value of $24,421 which was recognized as a discount to the notes. The Company also issued 2,500 common shares with a fair value of $3,250 and paid $12,000 fees both of which were recognized as deferred financing fees. The debt discount and deferred financing fees were amortized over the term of the note. On January 13, 2015, these notes were amended to increase the interest rate from 12% to 15% and 25,000 additional shares of common stock were issued in connection with the modification. The modification was deemed substantial and was accounted for as a debt extinguishment under ASC 470. The fair value of the additional shares issued, including the unamortized debt discount and deferred financing fees, at the date of modification totaling to $34,878 was recognized as a loss on debt extinguishment. These two notes also became convertible in 2015. Due to the variable conversion rate on the notes, the embedded conversion feature qualified for derivative accounting. The fair value of the embedded conversion option of $88,419 was recognized as a debt discount and amortized over the term of the note. These notes were converted to equity in 2015 and as December 31, 2015 have zero outstanding balances. See also Note 6.

During 2014, the Company issued two 8% convertible notes to a third party for a total amount of $93,000 with a term of one year and are convertible to common stock beginning six months from the issuance of the date of the notes or upon event of default. The conversion price is equivalent to 70% of the averages of the lowest five (5) closing bid prices during the 10 day trading period immediately prior to conversion. In the event of default, the Company is obligated to pay 150% of the sum of the then due outstanding principal plus any unpaid and outstanding interest. The notes contain an embedded derivative but are not recognized until the notes become convertible. Based on the above terms, the Company determined the conversion feature of the note do not qualify for derivative accounting as of December 31, 2014. The Company paid debt discount of $23,000 that was amortized over the term of the notes. These notes became convertible in 2015. Due to the variable conversion rate on the notes, the embedded conversion feature qualified for derivative accounting. The fair value of the embedded conversion option of $54,517 was recognized as a debt discount and amortized over the term of the note. During the year ended December 31, 2015, $20,000 of these notes were converted to equity (see Note 6) while the balance of $73,000 was repaid. As December 31, 2015 these notes have zero outstanding balances.

On December 22, 2014 the Company issued a 15% note in the amount of $50,000 to a third party, which has a one year term and is convertible to common stock beginning four months from the issuance date of the note or upon an event of default. The conversion price is equivalent to 70% of the lowest daily VWAP (volume weighted average price) during the 10 day trading period immediately prior to conversion. The note contains an embedded derivative but is not recognized until the note becomes convertible. Based on the above terms, the Company determined that the conversion feature of the note does not qualify for derivative accounting as of December 31, 2014. The Company is obligated to pay the principal amount and accrued interest on the date of its planned public offering. In connection with the note, the Company issued 25,000 common shares to the note holder with a relative fair value of $10,159 which was recognized as a discount to the note. The Company also issued 2,500 common shares with a fair value of $1,275 and paid $6,000 fees both of which were recognized as deferred financing fees. The debt discount and deferred financing fees were amortized over the term of the note. This note became convertible in 2015. Due to the variable conversion rate on the note, the embedded conversion feature qualified for derivative accounting. The fair value of the embedded conversion option of $34,858 was recognized as a debt discount and amortized over the term of the note. The note was converted to equity in 2015 and as December 31, 2015 has an outstanding balance of zero. See also Note 6.

On January 8, 2015, the Company issued a 3% original issue discount convertible note to an accredited investor in the amount of $109,000 with a term of one (1) year and a conversion price equal to the lower of $0.50 or 80% of the share price that will be used by the Company in its next share issuance. In connection with the issuance of the note, the Company also issued warrants to purchase 21,800 shares of common stock at an exercise price of $0.63 per share and a term of two (2) years. The note is subject to annual interest of 12% and the Company was required to prepay six (6) months of interest amounting to $6,000 which is included in the principal amount. Due to the variable conversion rate on the note, the embedded conversion feature and the warrants issued with the note qualified for derivative accounting. The fair value of the embedded conversion option and the warrants including the original issue discount of $3,000 totaled $95,322 was recognized as a discount to the note. The Company also paid deferring financing fees of $9,000. The debt discount and deferred financing fees were amortized over the term of the note. In April 2016, the note was amended to extend the maturity date to December 8, 2018 with monthly interest payments of $1,000 to start in July 2016.

In connection with the above notes, the Company also incurred legal costs in 2014 of $44,310 which were deferred and amortized over the term of the notes. Amortization expense during the years ended December 31, 2015 and 2014 for both the debt discount and deferred financing fees amounted to $427,154 and $263,166, respectively. As of December 31, 2015 and 2014, the unamortized discount amounted to $$2,090 and $164,421, respectively.

NOTE 6 - EQUITY

Common stock

During the year ended December 31, 2015, the Company issued 700,000 shares of common stock for consulting services. The fair value of the shares amounting to $210,000 was recognized as stock-based compensation expense.

On January 13, 2015, the Company issued 25,000 shares of common stock in connection with the modification of two existing convertible notes. The fair value of the shares amounting to $8,750 was recognized as a loss on debt extinguishment. See Note 4.

During the year ended December 31, 2015, the Company issued 187,013 shares of common stock in connection with the conversion of $20,000 principal amount of convertible debt. The Company compared the fair value of the shares issued with the carrying value of the notes converted which includes the corresponding unamortized debt discount and the derivative liability at the date of conversion and recognized a loss on debt extinguishment upon conversion amounting to $3,786.

On October 9, 2015, the Company closed its previously announced public offering of Units (“Units” or each a “Unit”), each Unit consisting of one share of common stock, par value $0.001 per share, two Series A Warrants each to purchase one share of common stock and one Series B warrant to purchase one share of common stock. The Company offered 9,500,000 Units at a price to the public of $0.05 per Unit, and received gross proceeds from the offering, before deducting placement agent fees and expenses payable by the Company, of approximately $475,000 which such amount consisting of $250,000 of cash from certain investors, $150,000 of convertible notes and $75,000 of unpaid interest that are being exchanged for the Units in this Offering. The Company issued 5,000,000 Units for cash and 4,500,000 Units with the convertible notes and unpaid interest exchanged in this Offering. The Company compared the fair value of the shares and warrants issued with the carrying value of the liabilities converted which includes the corresponding unamortized debt discount and the derivative liability at the date of conversion and recognized a loss on debt extinguishment upon conversion amounting to $402,176. The Company also issued incurred stock issuance costs of $224,193 which were charged to additional paid in capital.

On March 14, 2013, the Company awarded of 360,032 post merger common shares to a director which will vest upon completion of the Company’s planned equity raise. Management determined that the performance condition is probable as of December 31, 2013 and the shares were subsequently issued in April 2014. The shares were valued at $287,500 based on the Company’s stock price, and $215,625 was recognized for the year ended December 31, 2013. The remaining stock compensation expense of $71,875 was recognized during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued fully vested 195,000 common shares with a fair value of $168,500, to consultants for investor relation and consulting services.

During the year ended December 31, 2014, the Company issued 50,000 common shares with the convertible notes and 5,000 common shares as financing fees (see Note 5

During the year ended December 31, 2014, the Company issued 1,875,000 common shares in connection with a reverse merger. (see Note 2).

Warrants

During the year ended December 31, 2015, the Company issued the following warrants:

•	21,800 warrants with its 3% convertible note. The warrants have an exercise price of $0.50 per share and a term of two years

•	19,000,000 Series A and 9,500,000 Series B warrants in connection with the Company’s Units offering. The Series A warrants have an exercise price of $0.05 per share and a term of five years. The Series B warrants have an exercise price equivalent to 75% of the lowest volume weighted average price (“VWAP”) during the twenty (20) trading days immediately prior to the applicable exercise date and a term of five years. The Series B warrants may only be exercised once all Series A warrants have been exercised.

•	250,000 warrants to the placement agent in connection with the Company’s Units offering. The warrants have an exercise price of $0.06 per share and term of five years.

The warrants qualified for derivative accounting and the fair value of the warrants at the date of issuance were either recognized as debt discount or as a charge to additional paid in capital with a corresponding credit to derivative liability (see Note 1). As of December 31, 2015, outstanding warrants totaling to 28,771,800 have a weighted average exercise price of $0.04, a weighted average remaining term of 4.78 years and intrinsic value of $142,500.

NOTE 7 - RELATED PARTY TRANSACTIONS

On August 24, 2011, the Company entered into a Shareholder Option Sale Agreement (the “Purchase Agreement”) with Mr. Genovese, the Company’s Chief Executive Officer, to acquire all of his shares in Conic at an agreed consideration of $1,200,000, which increases at a rate of 4.875% per year. In connection with the Purchase Agreement, the Company has paid to Mr. Genovese $63,800 as of December 31, 2014. Mr. Genovese refunded the deposit in May 5, 2015 and the Company has no current plans or means to consummate the acquisition of Conic.

The Company recognized revenues for products sold to Conic amounting to $13,332 on income statement and $36,195 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, outstanding accounts receivable from Conic for such sales were $0 and $24,449, respectively.

Conic also bills the Company for certain expenses related to warehousing, shipping and receiving, packing, quality control, drafting, testing, machining, equipment use, payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of the Company. Payroll and employee benefits billed to the Company were for personnel who spend a percentage of their time on the Company’s operations. The administrative and warehouse facilities used by the Company are owned by the majority shareholder and the allocable cost related to the use of these facilities are likewise charged to the Company by Conic. For the years ended December 31, 2015 and December 31, 2014, Conic billed the Company fees of $90,576 and 137,548, respectively. The outstanding amount payable to Conic related to the above expenses amounted to $111,358 and $144,646 as of December 31, 2015 and 2014, respectively.

NOTE 8 - INCOME TAXES

Income taxes for the years ended December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Current:
Federal	$-	$-
State	$-	$-
Deferred benefit	$(167,973)	$(428,282)
Change in valuation allowance	$167,973	$428,282
Income tax expense	$-	$-

Components of the deferred tax assets are presented in the table below. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.

	2015	2014

Net operating loss carry forwards	$895,543	$727,765
Valuation allowance	(895,543)	(727,765)
Net deferred tax assets	$-	$-

As of December 31, 2015, NAC has cumulative net operating loss carryforwards (“NOLs”) amounting to $2,238,858  which will begin to expire in 2022. The availability of the Company’s NOLs is subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

NOTE 9 - SUBSEQUENT EVENTS

On April 21, 2016 the Company issued 750,000 shares of common stock to a business consultant in connection with a 90 day consulting agreement that commenced on March 17, 2016.

On April 25, 2016 the Company amended a 12% Convertible Note originally dated April 29, 2014 with a principal balance of $423,123. The amended terms extend the due date to December 31, 2018; no payments are required until July 23, 2017; therefore, the Company is required to make monthly payments of $5,000; the Note Holder waived voluntary conversion rights until January 1, 2018, and the Note may be repaid in part of in full without any prepayment penalties or fee.

On April 26, 2016 the Company a 3% Original Issue Discount Convertible Promissory Notes originally dated January 8, 2015 with a principal balance of $100,000. The amended terms extend the due date to December 8, 2018; the Company is required to make monthly payments of $1,000; the Note Holder waived voluntary conversion rights until January 1, 2018, and the Note may be repaid in part of in full without any prepayment penalties or fee.

