Form 10-Q
period 2016-03-31
NAC GLOBAL TECHNOLOGIES, INC.
filed 2016-06-10
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of June 9, 2016, there were 36,412,014 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

NAC GLOBAL TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$29,135	$16,674
Accounts receivable, net of allowance of doubtful accounts of $11,003 and $0	71,627	88,150
Inventories	31,029	33,348
Other current assets	-	1,500
Total current assets	131,791	139,672

Property and equipment, net	699	838

Total assets	$132,490	$140,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$652,340	$648,983
Accounts payable - related party	133,771	111,358
Accrued expenses	166,530	99,103
Customer deposits	30,413	29,552
Short term debt	51,646	57,844
Short-term debt - related parties	335,500	339,500
Derivative liability	1,413,116	2,017,903
Total current liabilities	2,783,316	3,304,243

Long-term convertible debt, net of discount of $0 and $2,090	520,794	521,033
Total liabilities	3,304,110	3,825,276

Stockholders' deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 36,412,014 and 35,662,014 shares issued and outstanding	36,412	35,662
Additional paid in capital	310,892	289,892
Accumulated deficit	(3,518,924)	(4,010,320)

Total stockholders' deficit	(3,171,620)	(3,684,766)

Total liabilities and stockholders' deficit	$132,490	$140,510

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31
	2016	2015

Revenues
Revenues - third parties	$104,148	$114,436
Revenues - related parties	-	8,645
Total Revenues	$104,148	$123,081
Cost of goods sold	66,244	91,397
Gross profit	37,904	31,684

Operating expenses
Selling, general and administrative expenses	125,060	263,874

Net loss from operations	(87,156)	(232,190)

Interest expense	(26,235)	(167,175)
Loss on debt extinguishment	-	(34,878)
Unrealized derivative gain	604,787	289,511

Net income (loss)	$491,396	$(144,732)

Net income (loss) per share - Basic and Diluted	$0.01	$(0.01)

Weighted average shares outstanding - Basic	35,777,399	25,272,779
Weighted average shares outstanding - Diluted	65,803,806	25,272,779

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$491,396	$(144,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Bad debt expense	11,003	-
Stock compensation expense	21,750	-
Unrealized derivative gain	(604,787)	(289,511)
Loss on debt extinguishment	-	34,878
Amortization of debt discount and deferred financing	2,090	160,453
Depreciation expense	139	140
Changes in operating assets and liabilities
Accounts receivable	5,520	21,437
Inventory	2,319	(9,159)
Prepaid expenses	1,500	13,196
Accounts payable	3,357	147,192
Accounts payable - related party	22,413	(4,655)
Accrued expenses	67,427	(9,401)
Customer deposits	861	8,169

Net cash provided by (used in) operating activities	24,988	(71,993)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of the line of credit, net	(6,198)	(8,263)
Payments of convertible debt	(2,329)	-
Payments of short-term debt - related parties	(4,000)	-
Proceeds from convertible debt	-	81,000

Net cash provided by (used in) financing activities	(12,527)	72,737

NET INCREASE IN CASH	12,461	744

CASH AT BEGINNING OF PERIOD	16,674	8,224
CASH AT END OF PERIOD	$29,135	$8,968

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$8,474	$6,722
Income taxes paid	660	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deferred financing fees paid through issuance of note	$-	$9,000
Prepaid interest paid through issuance of note	-	6,000
Legal fees paid through issuance of note	-	10,000
Debt discount resulting from derivative liability	-	180,741

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

NAC Global Technologies, Inc. (referred to herein as “we”, “our”, and “NAC Global”) is an engineering services, R&D, and manufacturing company. We have one wholly-owned subsidiary, NAC Drive Systems, Inc. (“NAC”; and together with NAC Global, the “Company”), a manufacturer and supplier of harmonic gearing technology (“HGT”) that operates in the robotics, automation, and medical industries amongst others. HGT is a premier technology in industries where very high precision, long-life, compactness, light weight, and reliability are important factors. In additional to robotics applications, we see HGT use expanding across multiple industries and geographies including aerospace, energy, and defense. We are partnered with CTKM Beijing Harmonic Drive, LTD., the national supplier of HGT to the China Space Agency. We manufacture our HGT components in Beijing, China, and perform final assembly and quality control in Port Jervis, New York. Our corporate headquarters is located in Jacksonville, Florida.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission on May 16, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

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

Four customers accounted for approximately 23%, 14%, 12% and 11%, respectively, of the Company’s revenues for the three months ended March 31, 2016. Three customers accounted for approximately 39%, 16% and 12%, respectively, of the Company’s revenues for the three months ended March 31, 2015. In addition, these customers accounted for 40% and 68% of the Company’s accounts receivable balance at March 31, 2016 and March 31, 2015, respectively.

				Accounts
		Customer	% of Total	Receivable
Three Months Ended March 31, 2016	Customer	Sales	Revenue	(AR)	% of AR
	1	$24,300	23%	$12,960	16%
	2	$14,842	14%	$3,620	4%
	3	$12,050	12%	$8,030	10%
	4	$11,822	11	$7,881	10%
		$63,014	60%	$32,491	40%

				Accounts
		Customer	% of Total	Receivable
Three Months Ended March 31, 2015	Customer	Sales	Revenue	(AR)	% of AR
	1	$47,952	39%	22,680	32%
	2	$20,100	16%	8,040	11%
	3	$14,976	12%	$17,784	25%
		$83,028	67%	$48,504	68%

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2016 and December 31, 2015.

As of March 31, 2016	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$754,122	-	-	$754,122
Warrant derivatives	658,994	-	-	658,994
	$1,413,116	$-	$-	$1,413,116

As of December 31, 2015	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$791,563	-	-	$791,563
Warrant derivatives	1,226,340	-	-	1,226,340
	$2,017,903	$-	$-	$2,017,903

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2015	$2,017,903
Unrealized derivative gain included in other expenses	(604,787)
Balance at March 31, 2016	$1,413,116

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. The derivative liability is marked to market at each reporting period and changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black-Scholes option pricing model:

	At March 31,	At December 31,
	2016	2015
Market value of stock on measurement date	$0.025	$0.04
Risk-free interest rate	0.59 - 1.21%	0.65 - 1.76%
Dividend yield	0%	0%
Volatility factor	170 - 260%	174 - 228%
Term	0.78 - 4.53 years	0.02 - 4.78 years

Basic and diluted net income (loss) per share

Net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. Diluted income per share reflects the potential dilution that would occur if outstanding stock options and warrants were exercised utilizing the treasury stock method. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

A reconciliation of the components of basic and diluted net income (loss) per common share for the three months ended March 31, 2016 and March 31, 2015 is presented in the tables below:

	2016			2015
	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	491,396	35,777,399	0.01	(144,732)	25,272,729	(0.01)

Effective of Dilutive Securities:
Convertible debt	(19,692)	30,026,407	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	471,704	65,803,806	0.01	(144,732)	25,272,729	(0.01)

Reclassifications

Certain amounts in the consolidated financial statements of the prior period were reclassified to conform with the current period financial statement presentation.

Recently adopted accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 2016, the Company incurred operating losses of $87,156 and has a working capital deficit of $2,651,525. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: (1) focus on sales to minimize the need for capital at this stage; (2) raise additional equity or debt financing; (3) merger and/or acquire a larger operating company to increase revenues and improve cash flow; and (4) continue focus on reductions in cost where possible.

NOTE 3 - DEBT

Short-term debt

As of March 31, 2016, and December 31, 2015, the Company had a term loan with a third party financial institution for $124,000, with an outstanding balance of $51,646 and $57,844, respectively. The note is subject to annual interest of 4.5%. The term loan is collateralized by all of the assets of NAC and Conic Systems, Inc. (“Conic”), an entity owned by Vincent Genovese, the Company’s Chief Executive Officer (“CEO”), and a guarantee issued by Mr. Genovese. The Company made repayments on the term loan amounting to $6,198 during the three months ended March 31, 2016.

Debt with related parties

As of March 31, 2016 and December 31, 2015, the Company has an outstanding non-interest bearing loan from Mr. Genovese, its CEO, amounting to $10,500 and $14,500 respectively. The Company also obtained a loan from a family member of Mr. Genovese amounting to $200,000, which is subject to annual interest of 3% and has an outstanding balance of $140,000 as of March 31, 2016 and December 31, 2015. Both loans have no stated maturity dates.

As of both March 31, 2016 and December 31, 2015, the Company has outstanding loans with Conic and a director of the Company amounting to $140,000 and $25,000, respectively. The loan with Conic is non-interest bearing while the loan with the director is subject to annual interest of 12%. Both loans are currently past due.

In January and April 2014, the Company obtained two non-interest bearing loans from a shareholder of the Company, each amounting to $10,000. The loans are currently past due and have an outstanding aggregate balance of $20,000 as of March 31, 2016 and December 31, 2015.

Convertible debt

A summary of the activity of our convertible notes for the three months ended March 31, 2016, is shown below:

Balance at December 31, 2015	$521,033
Repayments of convertible debt	(2,329)
Amortization of debt discount	2,090
Balance at March 31, 2016	$520,794

On April 29, 2014, we completed a private offering of a 12% Convertible Promissory Note in the principal amount of $375,000 (the "12% Convertible Note") with an institutional investor for total net proceeds to the Company of $365,000, after deducting placement agent fees and other expenses. On September 23, 2015, the 12% Convertible Note was amended and restated to reflect certain modifications, including a modified principal amount of $438,123. As of March 31, 2016, the principal amount outstanding on the 12% Convertible Note was $420,794. In April 2016, the 12% Convertible Note was further amended to extend the maturity date to December 31, 2018, with monthly payments of $5,000, commencing in July 2017. Additionally, the note holder waived voluntary conversion rights through January 1, 2018 and the 12% Convertible Promissory Note was amended to allow prepayment in part or whole at any time without penalty.

On January 8, 2015, we completed a private offering of a 3% Original Issue Discount Convertible Promissory Note in the principal amount of $109,000 (the "January 2015 12% Convertible Note") and 21,800 warrants to purchase shares of the Company's common stock with an accredited investor, for total net proceeds to us of $91,000 after deducting placement agent fees and expenses. The January 2015 12% Convertible Note was amended and restated to modify the aggregate principal amount to $100,000.  As of March 31, 2016, the principal amount outstanding on the January 2015 12% Convertible Note was $100,000. In April 2016, the January 2015 12% Convertible Note was further amended to extend the maturity date to December 8, 2018, with monthly payments of $1,000, commencing in July 2016. Additionally, the note holder waived voluntary conversion rights through January 1, 2018 and the January 2015 12% Convertible Note was amended to allow prepayment in part or whole at any time without penalty.

NOTE 4 - EQUITY

Common stock

On March 17, 2016, the Company issued 750,000 common shares to a consultant for management advisory services. The fair value of these shares amounted to $21,750 and was recognized as stock compensation expense for the three months ended March 31, 2016.

Warrants

During the three months ended March 31, 2016, the Company granted no new warrants and no warrants expired.

As of March 31, 2016, the Company had outstanding warrants to purchase an aggregate of 28,771,800 shares of the Company’s common stock, which have a weighted average exercise price of $0.04, a weighted average remaining term of 4.53 years, and an intrinsic value of $47,500.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company recognized revenues for products sold to Conic amounting to $0 and $8,645 for the three months ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, outstanding accounts receivable from Conic for such sales were $0.

Conic also bills the Company for certain expenses related to warehousing, shipping and receiving, packing, quality control, drafting, testing, machining, equipment use, payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of the Company. Payroll and employee benefits billed to the Company were for personnel who spend a percentage of their time on the Company’s operations. The administrative and warehouse facilities used by the Company are owned by Mr. Genovese and the allocable cost related to the use of these facilities are likewise charged to the Company by Conic. For the three months ended March 31, 2016 and March 31, 2015, Conic billed the Company fees of $23,306 and $51,460, respectively. The outstanding amount payable to Conic related to the above expenses amounted to $133,771 and $111,358 as of March 31, 2016 and December 31, 2015, respectively.

NOTE 6 - SUBSEQUENT EVENTS

In April 2016, the Company amended its two outstanding convertible notes to extend their maturity dates to December 31, 2018 with monthly payments of $5,000 and $1,000 to start in July 2017 and July 2016, respectively. The note holders waived voluntary conversion rights until January 1, 2018, and the notes may be repaid in part of in full without any prepayment penalties or fee. See Note. 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016 should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

NAC Global Technologies, Inc. (referred to herein as “we”, “our”, and “NAC Global”) is an engineering services, R&D, and manufacturing company. We have one wholly-owned subsidiary, NAC Drive Systems, Inc. (“NAC”; and together with NAC Global, the “Company”), a manufacturer and supplier of harmonic gearing technology (“HGT”) that operates in the robotics, automation, and medical industries amongst others. HGT is a premier technology in industries where very high precision, long-life, compactness, light weight, and reliability are important factors. In additional to robotics applications, we see HGT use expanding across multiple industries and geographies including aerospace, energy, and defense. Pursuant to a long-term agreement (described below), we have partnered with CTKM Beijing Harmonic Drive, LTD., who supplies HGT to the China Space Agency. We manufacture our HGT components in Beijing, China, and perform final assembly and quality control in Port Jervis, New York. Beyond our HGT platform, we are executing a plan to bring additional, synergistic subsidiary business into NAC via strategic acquisition with a focus on the energy markets. Our corporate headquarters is located in Jacksonville, Florida.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

Revenues

Sales revenues for the three months ended March 31, 2016 totaled $104,148 as compared to $123,081 for the three months ended March 31, 2015. NAC generated all of our revenues through sales of our harmonic gearing product.

Cost of Goods - Gross Margin

Gross margin was 36% for the three months ended March 31, 2016 as compared to 26% for the three months ended March 31, 2015.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 totaled $125,060. This amount included $21,750 in stock compensation expense to a business consultant, $11,003 in bad debt expense and $8,300 for Securities and Exchange Commission compliance.

Operating expenses for the three months ended March 31, 2015 totaled $263,874. This amount included $105,064 for fund raising activities, $45,781 for accounting, $16,316 for Securities and Exchange Commission compliance, and $6,153 for investor relations.

Net Income (Loss)

The net income for the three months ended March 31, 2016 was $491,396, including $604,787 in derivative gains and $24,145 in interest expenses.

The net loss for the three months ended March 31, 2015 was $144,732, including $142,283 in debt discount expenses in connection with convertible notes, $18,170 in amortized financing costs, $6,722 in interest expenses, and $289,511 in derivative gain.

Liquidity and Capital Resources

Cash and Working Capital. The Company incurred operating losses of $87,156 for the three months ended March 31, 2016. The Company had a net income of $491,396 for the three months ended March 31, 2016. As of March 31, 2016, the Company had cash and a stockholders’ deficit of $29,135 and $3,171,620, respectively. As of March 31, 2016, the Company had a working capital deficit of $2,651,525

Cash Used in Operating Activities. During the three months ended March 31, 2016, net cash generated in operating activities amounted to $24,988 comprised of net income of $491,396, adjustments to reconcile net loss to net cash used in operating activities of $569,805, and changes in operating assets and liabilities of $103,397, compared to net cash used in operating activities for the three months ended March 31, 2015 of $71,993, comprised of net loss of $144,732, adjustments to reconcile net loss to net cash used in operating activities of $94,040, and changes in operating assets and liabilities of $166,779.

Cash Used in Investing Activities. During the three months ended March 31, 2016 and March 31, 2015, no cash was used in investing activities.

Cash Provided by Financing Activities. During the three months ended March 31, 2016, the Company made payments of $6,198 for a secured bank note, $2,329 for a convertible note, and $4,000 for related party debt.

Sources of Liquidity. Our cumulative net loss since inception is $3,518,924 as of March 31, 2016 and $4,010,320 as of December 31, 2015. A combination of short-term and long-term debt and private equity sales have assisted in funding our operations and expansion. Management’s strategy to achieve growth includes making investments in plant equipment, personnel, and intellectual property development. In order to execute this strategy, we will need to raise additional capital through public or private equity offerings, debt financings or other means.

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

Subsequent Events

On April 23, 2016, NAC Global entered into a binding Letter of Intent (the “LOI”), whereby NAC Global agreed,  subject to the terms and conditions set forth therein, to consummate a business combination (the “Proposed Transaction”) with Bellelli Engineering S.p.A (“Bellelli”) and Swiss Heights Engineering S.A. (“Swiss Heights”), or an entity to be formed by Bellelli and Swiss Heights (referred to as “SHE Holdings Co.,” and together with Bellelli and Swiss Heights, the “SHE Parties”). As a result of the Proposed Transaction, the SHE Parties will become wholly-owned subsidiaries of NAC Global, and the shareholders of the SHE Parties will receive equity interests of NAC Global representing 95.75% of the capital stock of the combined company, on a fully-diluted basis.

Pursuant to the LOI, upon closing of the Proposed Transaction, the holders of NAC Global capital stock and other equity interests, including certain options and warrants granted by NAC Global, shall be entitled to retain 4.25% of the capital stock of the combined company, on a fully-diluted basis.

In the LOI, NAC Global agreed to an exclusivity period of sixty (60) days after the LOI, where it will not solicit, initiate, encourage or provide information to any third party with respect to any competing transaction. NAC Global also agreed during such exclusivity period to conduct its business in the ordinary course of business consistent with past practice.

As a condition to the Proposed Transaction, NAC Global and the SHE Parties agreed, pursuant to the LOI, that NAC Global may not have more than a total of $1,200,000 in debt that is due and payable within twelve months after the closing of the Proposed Transaction. Any debt exceeding such $1,200,000 limit that is due and payable within twelve months after the closing of the Proposed Transaction will be extended or refinanced for at least an additional twelve months after the closing of the Proposed Transaction, at terms mutually agreed upon by NAC Global and the SHE Parties. The obligations of NAC Global and the SHE Parties to enter into the Proposed Transaction are also subject to, among other customary conditions, the following closing conditions:

●	Completion by both sets of parties and their representatives of all business, tax, accounting, legal and other due diligence review, with results satisfactory to each;

●	The negotiation of a definitive agreements memorializing the final terms of the Proposed Transaction; and

●	No material adverse changes in the Company’s business operations between the time of the LOI and the Proposed Transaction.

After the closing, Mr. Genovese shall remain as CEO of the combined company.

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

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders. Accounts are generally considered past due after thirty (30) days. Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period. The Company has determined that $11,003 and $0 allowance for doubtful accounts is required as of March 31, 2016 and December 31, 2015 respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of March 31, 2016, our disclosure controls and procedures were not effective.

As of March 31, 2016, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place) that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAC GLOBAL TECHNOLOGIES, INC.

Date:	June 10, 2016	By:	/s/ Vincent Genovese
Vincent Genovese President and Chief Executive Officer

Date:	June 10, 2016	By:	/s/ Vincent Genovese
Vincent Genovese Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

