Form 10-Q
period 2016-06-30
NAC GLOBAL TECHNOLOGIES, INC.
filed 2016-08-15
CIK 6732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 119,412,014 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

NAC GLOBAL TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$24,725	$16,674
Accounts receivable, net of allowance of doubtful accounts of $11,003 and $0	88,910	88,150
Inventories	31,705	33,348
Other current assets	-	1,500
Total current assets	145,340	139,672

Property and equipment, net	559	838

Total assets	$145,899	$140,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$718,615	$648,983
Accounts payable - related party	166,699	111,358
Accrued expenses	221,877	99,103
Customer deposits	20,920	29,552
Short term debt	47,515	57,844
Short-term debt - related parties	331,500	339,500
Derivative liability	-	2,017,903
Total current liabilities	1,507,126	3,304,243

Long-term convertible debt, net of discount of $0 and $2,090	520,001	521,033

Stockholders' deficit

Common stock, $0.001 par value; 150,000,000 shares authorized; 36,412,014 and 35,662,014 shares issued and outstanding	36,412	35,662
Additional paid-in capital	788,664	289,892
Accumulated deficit	(2,706,304)	(4,010,320)

Total stockholders' deficit	(1,881,228)	(3,684,766)

Total liabilities and stockholders' deficit	$145,899	$140,510

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenues
Revenues - third parties	$122,868	$192,207	$227,016	$306,643
Revenues - related parties	11,340	4,678	11,340	13,323
Total Revenues	134,208	196,885	238,356	319,966
Cost of goods sold	97,578	135,889	163,822	227,286
Gross profit	36,630	60,996	74,534	92,680

Operating expenses
Selling, general and administrative expenses	145,910	201,823	270,970	465,697

Net loss from operations	(109,280)	(140,827)	(196,436)	(373,017)

Other income	-	1,139	-	1,139
Interest expense	(13,444)	(207,711)	(39,679)	(374,886)
Loss on debt extinguishment	-	(9,047)	-	(43,925)
Derivative gain (loss)	935,344	180,625	1,540,131	470,136

Net income (loss)	$812,620	$(175,821)	$1,304,016	$(320,553)

Net income (loss) per share - Basic	$0.02	$(0.01)	$0.04	$(0.01)
Net income (loss) per share - Diluted	0.01	$(0.01)	0.02	$(0.01)

Weighted average shares outstanding - Basic	36,094,706	25,511,265	36,094,706	25,393,498
Weighted average shares outstanding - Diluted	68,206,081	25,511,265	67,888,773	25,393,498

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,304,016	$(320,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	-
Stock compensation expense	21,750	90,000
Derivative gain	(1,540,131)	(470,136)
Loss on debt extinguishment	-	43,925
Bad debt expense	11,003	-
Amortization of debt discounts and deferred financing costs	2,090	293,856
Depreciation expense	279	280
Changes in operating assets and liabilities
Accounts receivable	(11,763)	(19,460)
Inventory	1,643	(3,176)
Prepaid expenses	1,500	16,500
Accounts payable	69,632	166,963
Accounts payable - related party	55,341	(66,122)
Accrued expenses	122,774	112,385
Customer deposits	(8,632)	36,566

Net cash provided by (used in) operating activities	29,502	(118,972)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	-	16,176
Payments of short-term debt	(10,329)	(14,461)
Payments of short-term debt - related parties	(8,000)	(10,000)
Proceeds from convertible debt	-	81,000
Payments of convertible debt	(3,122)	-

Net cash provided by (used in) financing activities	(21,451)	72,715

NET INCREASE (DECREASE) IN CASH	8,051	(46,257)

CASH AT BEGINNING OF YEAR	16,674	8,224
CASH AT END OF PERIOD	$24,725	$(38,033)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$14,815	$11,926
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVTIES
Debt discount resulting from derivative liability	$-	$270,116
Reclassification of derivative warrants to equity	477,772	-

See accompanying notes to unaudited consolidated financial statements.

NAC GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

NAC Global Technologies, Inc. (referred to herein as “we”, “our”, and “NAC Global”) is an engineering services, R&D, and manufacturing company. We have one wholly-owned subsidiary, NAC Drive Systems, Inc. (“NAC”; and together with NAC Global, the “Company”), a manufacturer and supplier of harmonic gearing technology (“HGT”) that operates in the robotics, automation, and medical industries amongst others. HGT is a premier technology in industries where very high precision, long-life, compactness, light weight, and reliability are important factors. In addition to robotics applications, we see HGT use expanding across multiple industries and geographies including aerospace, energy, and defense. We are partnered with CTKM Beijing Harmonic Drive, LTD., the national supplier of HGT to the China Space Agency. We manufacture our HGT components in Beijing, China, and perform final assembly and quality control in Port Jervis, New York. Our corporate headquarters is located in Jacksonville, Florida.

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

Three customers accounted for approximately 25%, 14%, and 14%, respectively, of the Company’s revenues for the six months ended June 30, 2016. Two customers accounted for approximately 30%, and 10%, respectively, of the Company’s revenues for the six months ended June 30, 2015. In addition, these customers accounted for 67% and 21% of the Company’s accounts receivable balance at June 30, 2016 and June 30, 2015, respectively.

				Accounts
		Customer	% of Total	Receivable
Six Months Ended June 30, 2016	Customer	Sales	Revenue	(AR)	% of AR
	1	$59,940	25%	$25,920	29%
	2	$32,942	14%	$23,400	12%
	3	$32,760	14%	$10,860	26%
		$125,642	53%	$60,180	67%

				Accounts
		Customer	% of Total	Receivable
Six Months Ended June 31, 2015	Customer	Sales	Revenue	(AR)	% of AR
	1	$97,275	30%	23,403	21%
	2	$32,760	10%	$0	0%
		$130,035	40%	$23,403	21%

The Company sells to both domestic and international customers. For the six months ended June 30, 2016 and 2015, revenues generated through transactions with international customers amounted to 0% and approximately 15% (10% Hong Kong, 5% other), respectively, of the Company’s total revenues.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2016 and December 31, 2015.

As of June 30, 2016	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$-	-	-	$-
Warrant derivatives	-	-	-	-
	$-	$-	$-	$-

As of December 31, 2015	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$791,563	-	-	$791,563
Warrant derivatives	1,226,340	-	-	1,226,340
	$2,017,903	$-	$-	$2,017,903

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2015	$2,017,903
Unrealized derivative gain included in other expenses	(1,540,131)
Reclassification of derivative warrants to equity	(477,772)
Balance at June 30, 2016	$-

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. The derivative liability is marked to market at each reporting period and changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instruments valued using the Black-Scholes option pricing model:

	At April 25,	At December 31,
	2016	2015
Market value of stock on measurement date	$0.0182	$0.04
Risk-free interest rate	0.19 - 1.38%	0.65 - 1.76%
Dividend yield	0%	0%
Volatility factor	174 – 263%	174 - 228%
Term	0.71 - 4.46 years	0.02 - 4.78 years

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

A reconciliation of the components of basic and diluted net income (loss) per common share for the three months ended June 30, 2016 and June 30, 2015 is presented in the tables below:

	2016			2015
	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	812,620	36,412,014	0.02	(175,821)	25,511,265	(0.01)

Effective of Dilutive Securities:
Convertible debt	(227,244)	31,794,067	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	585,376	68,206,081	0.02	(144,732)	25,272,729	(0.01)

A reconciliation of the components of basic and diluted net income (loss) per common share for the six months ended June 30, 2016 and June 30, 2015 is presented in the tables below:

	2016			2015
	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $	Income (Loss) $	Weighted Average Common Shares Outstanding	Per Share $
Basic:
Income (loss) attributable to common stock	1,304,016	36,094,706	0.04	(320,553)	25,393,498	(0.01)

Effective of Dilutive Securities:
Convertible debt	(246,936)	31,794,067	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	1,057,080	67,888,773	0.02	(144,732)	25,272,729	(0.01)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended June 30, 2016, the Company incurred operating losses of $109,279 and had a working capital deficit of $1,361,786. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: (1) focus on sales to minimize the need for capital at this stage; (2) raise additional equity or debt financing; (3) merge with and/or acquire a larger operating company to increase revenues and improve cash flow; and (4) continue focus on reductions in cost where possible.

NOTE 3 - DEBT

Short-term debt

As of June 30, 2016, and December 31, 2015, the Company had a term loan with a third party financial institution for $124,000, with an outstanding balance of $47,515 and $57,844, respectively. The note is subject to annual interest of 4.5%. The term loan is collateralized by all of the assets of NAC and Conic Systems, Inc. (“Conic”), an entity owned by Vincent Genovese, the Company’s Chief Executive Officer (“CEO”), and a guarantee issued by Mr. Genovese. The Company made repayments on the term loan amounting to $10,329 during the six months ended June 30, 2016.

Debt with related parties

As of June 30, 2016 and December 31, 2015, the Company has an outstanding non-interest bearing loan from Mr. Genovese, its CEO, amounting to $6,500 and $14,500 respectively. The Company also obtained a loan from a family member of Mr. Genovese amounting to $200,000, which is subject to annual interest of 3% and has an outstanding balance of $140,000 as of June 30, 2016 and December 31, 2015. Both loans have no stated maturity dates.

As of both June 30, 2016 and December 31, 2015, the Company has outstanding loans with Conic and a director of the Company amounting to $140,000 and $25,000, respectively. The loan with Conic is non-interest bearing while the loan with the director is subject to annual interest of 12%. Both loans are currently past due.

In January and April 2014, the Company obtained two non-interest bearing loans from a shareholder of the Company, each amounting to $10,000. The loans are currently past due and have an outstanding aggregate balance of $20,000 as of June 30, 2016 and December 31, 2015.

Convertible debt

A summary of the activity of our convertible notes for the three months ended June 30, 2016, is shown below:

Balance at December 31, 2015	$521,033
Repayments of convertible debt	(3,122)
Amortization of debt discounts	2,090
Balance at June 30, 2016	$520,001

On April 29, 2014, we completed a private offering of a 12% Convertible Promissory Note in the principal amount of $375,000 (the "12% Convertible Note") with an institutional investor for total net proceeds to the Company of $365,000, after deducting placement agent fees and other expenses. On September 23, 2015, the 12% Convertible Note was amended and restated to reflect certain modifications, including a modified principal amount of $438,123. As of March 31, 2016, the principal amount outstanding on the 12% Convertible Note was $420,794. In April 2016, the 12% Convertible Note was further amended to extend the maturity date to December 31, 2018, with monthly payments of $5,000, commencing in July 2017. Additionally, the note holder waived voluntary conversion rights through January 1, 2018 and the 12% Convertible Promissory Note was amended to allow prepayment in part or whole at any time without penalty. As of June 30, 2016, the principal outstanding balance under the note was $420,001.

On January 8, 2015, we completed a private offering of a 3% Original Issue Discount Convertible Promissory Note in the principal amount of $109,000 (the "January 2015 12% Convertible Note") and 21,800 warrants to purchase shares of the Company's common stock with an accredited investor, for total net proceeds to us of $91,000 after deducting placement agent fees and expenses. The January 2015 12% Convertible Note was amended and restated to modify the aggregate principal amount to $100,000.  As of March 31, 2016, the principal amount outstanding on the January 2015 12% Convertible Note was $100,000. In April 2016, the January 2015 12% Convertible Note was further amended to extend the maturity date to December 8, 2018, with monthly payments of $1,000, commencing in July 2016. Additionally, the note holder waived voluntary conversion rights through January 1, 2018 and the January 2015 12% Convertible Note was amended to allow prepayment in part or whole at any time without penalty. As of June 30, 2016, the principal outstanding balance under the note was $100,000.

NOTE 4 - EQUITY

Common stock

On March 17, 2016, the Company issued 750,000 common shares to a consultant for management advisory services. The fair value of these shares amounted to $21,750 and was recognized as stock compensation expense for the six months ended June 30, 2016.

Warrants

During the six months ended June 30, 2016, the Company granted no new warrants and no warrants expired.

As of June 30, 2016, the Company had outstanding warrants to purchase an aggregate of 28,771,800 shares of the Company’s common stock, which have a weighted average exercise price of $0.04, a weighted average remaining term of 4.27 years, and an intrinsic value of $23,750.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company recognized revenues for products sold to Conic, a company owned by our CEO, Mr. Genovese, amounting to $11,340 and $13,323 for the six months ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, outstanding accounts receivable from Conic for such sales were $0.

Conic also bills the Company for certain expenses related to warehousing, shipping and receiving, packing, quality control, drafting, testing, machining, equipment use, payroll and employee benefits, rent and occupancy costs, advertising, travel expenses and other expenses paid for by Conic on behalf of the Company. Payroll and employee benefits billed to the Company were for personnel who spend a percentage of their time on the Company’s operations. The administrative and warehouse facilities used by the Company are owned by Mr. Genovese and the allocable cost related to the use of these facilities are likewise charged to the Company by Conic. For the six months ended June 30, 2016 and June 30, 2015, Conic billed the Company fees of $56,234 and $81,748, respectively. The outstanding amount payable to Conic related to the above expenses amounted to $166,699 and $111,358 as of June 30, 2016 and December 31, 2015, respectively.

NOTE 6 - SUBSEQUENT EVENTS

On July 19, 2016, NAC Global Technologies, Inc., entered into a share exchange agreement (the “Exchange Agreement”) by and among the (1) Company, (2) Swiss Heights Engineering S.A., a Switzerland company (“Swiss Heights”), and (3) the shareholders of Swiss Heights (the “Selling Shareholders”). Pursuant to the terms of the Exchange Agreement, upon the consummation of the transactions contemplated by the Exchange Agreement (the “Closing”), the Selling Shareholders will transfer to the Company all of the shares of Swiss Heights held by such Selling Shareholders in exchange for (1) the issuance of 83,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Exchange Shares”), and (2) warrants to purchase up to a total of 737,341,257 shares of the Company’s common stock, at an exercise price of $0.000001 per share (the “Warrants”). The foregoing share exchange closed on August 12, 2016.

Following the share exchange, Swiss Heights became the wholly-owned subsidiary of the Company and the Selling Shareholders own approximately 70% of the issued and outstanding shares of the Company’s common stock and 93% of the Company’s common stock on a fully-diluted basis (including outstanding warrants), based on the outstanding securities and convertible securities of the Company as of the date of the Exchange Agreement and those securities and convertible securities to be extinguished pursuant to the provisions thereof.

Upon the Closing, the board of directors of the Company consisted of Mr. Vincent Genovese and the Selling Shareholders, Mr. Antonio Monesi and Filippo M. Puglisi, with the remaining two seats on the five member board of directors open, which open seats will be filled by an individual to be appointed by the Selling Shareholders and an independent board member agreed by all parties. Further, the executive officers of the Company as of the Closing are Mr. Genovese as Chief Executive Officer, Mr. Monesi as President and Mr. Puglisi as Chief Financial Officer.

In connection with the Exchange Agreement, Vincent Genovese, a significant shareholder and officer and director of the Company entered into a lock-up agreement with the Company and Swiss Heights on July 19, 2016 (the “ Lock-Up Agreement ”). Pursuant to the Lock-Up Agreement, Mr. Genovese agreed that beginning from July 19, 2016 and until the earlier of the one year anniversary of August 12, 2016 and the date after August 12, 2016on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property, Mr. Genovese would not (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of the Company’s common stock held by him, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares or (iii) publicly disclose the intention to do any of the foregoing. However, after the six month anniversary of August 12, 2016, Mr. Genovese is permitted to transfer a number of shares of Company common stock in any day equal to 10% of the average daily volume of the shares of the Company’s common stock during the prior week.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

NAC Global Technologies, Inc. (referred to herein as “we”, “our”, and “NAC Global”) is an engineering services, R&D, and manufacturing company. We have one wholly-owned subsidiary, NAC Drive Systems, Inc. (“NAC”; and together with NAC Global, the “Company”), a manufacturer and supplier of harmonic gearing technology (“HGT”) that operates in the robotics, automation, and medical industries amongst others. HGT is a premier technology in industries where very high precision, long-life, compactness, light weight, and reliability are important factors. In addition to robotics applications, we see HGT use expanding across multiple industries and geographies including aerospace, energy, and defense. Pursuant to a long-term agreement (described below), we have partnered with CTKM Beijing Harmonic Drive, LTD., who supplies HGT to the China Space Agency. We manufacture our HGT components in Beijing, China, and perform final assembly and quality control in Port Jervis, New York. Beyond our HGT platform, we are executing a plan to bring additional, synergistic subsidiary business into NAC via strategic acquisition with a focus on the energy markets. Our corporate headquarters is located in Jacksonville, Florida.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and June 30, 2015

Revenues

Sales revenues for the three months ended June 30, 2016 totaled $134,208 as compared to $196,885 for the six months ended June 30, 2015. NAC generated all of our revenues through sales of our harmonic gearing product.

Cost of Goods - Gross Margin

Gross margin was 27% for the three months ended June 30, 2016 as compared to 31% for the three months ended June 30, 2015.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 totaled $145,910. This amount included $48,087 in expenses for fundraising and Securities and Exchange Commission compliance.

Operating expenses for the three months ended June 30, 2015, totaled $201,823, which included $28,167 in capital raising activities, $90,000 of stock based compensation and $18,186 in Securities and Exchange Commission (“SEC”) filing and compliance expenses.

Net Income (Loss)

The net income for the three months ended June 30, 2016 was $812,620, including $935,344 in derivative gains and $13,444 in interest expenses.

The net loss for the three months ended June 30, 2015, was $175,821, including $133,403 in amortized debt discount and financing costs, $74,308 in interest expenses, and a derivative gain of $180,625.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

Revenues

Sales revenues for the six months ended June 30, 2016, totaled $238,356, as compared to $319,966, for the six months ended June 30, 2015. NAC Drive Systems, Inc., our wholly-owned operating subsidiary, generated all of our revenues via harmonic gearing product sales.

Cost of Goods - Gross Margin

Gross margin was 31% for the six months ended June 30, 2016, as compared to 29% for the six months ended June 30, 2015.

Operating Expenses

Operating expenses for the six months ended June 30, 2016, totaled $270,970. This amount included $59,470 for fund raising and SEC, and $21,750 in non-cash, stock compensation expenses to a consultant.

Operating expenses for the six months ended June 30, 2015, totaled $465,697. This amount included $133,231 for capital raising activities, $90,000 of stock based compensation, $45,981 for accounting, $34,502 for SEC compliance and filing expenses, and $7,548 for investor relations.

Net Loss

The net income for the six months ended June 30, 2016 was $1,304,016, including $21,750 in non-cash stock compensation expenses, $1,540,131 in derivative income, and $39,679 in interest expenses.

The net loss for the six months ended June 30, 2015 was $320,553, including $293,856 in debt discount/deferred financing expenses in connection with convertible notes, $81,030 in interest expenses, $43,925 loss on debt extinguishment, and $470,136 in a derivative gain.

Liquidity and Capital Resources

Cash and Working Capital. The Company incurred operating losses of $196,436 for the six months ended June 30, 2016. The Company had a net income of $1,304,016 for the six months ended June 30, 2016. As of June 30, 2016, the Company had cash and a stockholders’ deficit of $24,725 and $2,706,304, respectively. As of June 30, 2016, the Company had a working capital deficit of $1,361,786.

Cash Used in Operating Activities. During the six months ended June 30, 2016, net cash generated in operating activities amounted to $29,502, comprised of net income of $1,304,016, adjustments to reconcile net loss to net cash used in operating activities of $1,505,009, and changes in operating assets and liabilities of $230,495, compared to net cash used in operating activities for the six months ended June 30, 2015 of $118,972, comprised of net loss of $320,553, negative adjustments to reconcile net loss to net cash used in operating activities of $42,075, and changes in operating assets and liabilities of $243,656

Cash Used in Investing Activities. During the six months ended June 30, 2016 and June 30, 2015, no cash was used in investing activities.

Cash Provided by Financing Activities. During the six months ended June 30, 2016, the Company made payments of $10,329 for a secured bank note, $3,122 for a convertible note, and $8,000 for related party debt.

Sources of Liquidity. Our cumulative net loss since inception is $2,706,304 as of June 30, 2016 and $4,010,320 as of December 31, 2015. A combination of short-term and long-term debt and private equity sales have assisted in funding our operations and expansion. Management’s strategy to achieve growth includes making investments in plant equipment, personnel, and intellectual property development. In order to execute this strategy, we will need to raise additional capital through public or private equity offerings, debt financings or other means.

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

Subsequent Events

On July 19, 2016, NAC Global Technologies, Inc., entered into a share exchange agreement (the “Exchange Agreement”) by and among the (1) Company, (2) Swiss Heights Engineering S.A., a Switzerland company (“Swiss Heights”), and (3) the shareholders of Swiss Heights (the “Selling Shareholders”). Pursuant to the terms of the Exchange Agreement, upon the consummation of the transactions contemplated by the Exchange Agreement (the “Closing”), the Selling Shareholders will transfer to the Company all of the shares of Swiss Heights held by such Selling Shareholders in exchange for (1) the issuance of 83,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Exchange Shares”), and (2) warrants to purchase up to a total of 737,341,257 shares of the Company’s common stock, at an exercise price of $0.000001 per share (the “Warrants”). The foregoing share exchange closed on August 12, 2016.

Following the share exchange, Swiss Heights became the wholly-owned subsidiary of the Company and the Selling Shareholders own approximately 70% of the issued and outstanding shares of the Company’s common stock and 93% of the Company’s common stock on a fully-diluted basis (including outstanding warrants), based on the outstanding securities and convertible securities of the Company as of the date of the Exchange Agreement and those securities and convertible securities to be extinguished pursuant to the provisions thereof.

Upon the Closing, the board of directors of the Company consisted of Mr. Vincent Genovese and the Selling Shareholders, Mr. Antonio Monesi and Filippo M. Puglisi, with the remaining two seats on the five member board of directors open, which open seats will be filled by an individual to be appointed by the Selling Shareholders and an independent board member agreed by all parties. Further, the executive officers of the Company as of the Closing are Mr. Genovese as Chief Executive Officer, Mr. Monesi as President and Mr. Puglisi as Chief Financial Officer.

In connection with the Exchange Agreement, Vincent Genovese, a significant shareholder and officer and director of the Company entered into a lock-up agreement with the Company and Swiss Heights on July 19, 2016 (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, Mr. Genovese agreed that beginning from July 19, 2016 and until the earlier of the one year anniversary of August 12, 2016 and the date after August 12, 2016on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property, Mr. Genovese would not (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of the Company’s common stock held by him, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares or (iii) publicly disclose the intention to do any of the foregoing. However, after the six month anniversary of August 12, 2016, Mr. Genovese is permitted to transfer a number of shares of Company common stock in any day equal to 10% of the average daily volume of the shares of the Company’s common stock during the prior week.

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

Accounts Receivable

Accounts receivable arise from the sale of products on trade credit terms and are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers which may result in the requirement of a deposit before fulfillment of the terms of the sales orders. Accounts are generally considered past due after thirty (30) days. Past due receivables do not accrue interest. An allowance for doubtful accounts is provided for those accounts receivables considered to be uncollectable based on historical experience and management’s evaluation of outstanding receivable amounts at the end of the period. The Company has determined that $11,003 and $0 allowance for doubtful accounts is required as of June 30, 2016 and December 31, 2015 respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, the Company carried out an evaluation by the Company’s Chief Executive Officer, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As discussed below, management has concluded that as of March 31, 2016, our disclosure controls and procedures were not effective.

As of June 30, 2016, we identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have difficulty in accounting for complex accounting transactions and have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our Company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our Company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place) that the risks associated with having limited segregation of duties are currently insignificant. Additional time is required to expand our staff, fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAC GLOBAL TECHNOLOGIES, INC.

Date: August 15, 2016	By:	/s/ Vincent Genovese
Vincent Genovese Chief Executive Officer

Date: August 15, 2016	By:	/s/ Filippo Puglisi
Filippo Puglisi Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

